Form 10-Q
period 1996-03-31
RALLYS HAMBURGERS INC
filed 1996-05-13
CIK 854873

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                              ____________________

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1996

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from        to
                                    ------    ------
                              ____________________

                         COMMISSION FILE NUMBER 0-17980

                              ____________________

                            RALLY'S HAMBURGERS, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                            62-1210077
     (State or other jurisdiction of         (IRS Employer ID Number)
      incorporation or organization)


         10002 Shelbyville Road, Suite 150, Louisville, Kentucky 40223

       Registrant's telephone number, including area code:  502/245-8900

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]             No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                 CLASS - Common stock, Par value $.10 per share

               OUTSTANDING AT APRIL 26, 1996 - 15,678,780 shares

                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES

                                     INDEX

PART I.      Financial Information                                                           PAGE NO.

             ITEM 1.                Consolidated Financial Statements

                                    Consolidated Balance Sheets as of December 31, 1995          2
                                    and March 31, 1996 (Unaudited)

                                    Consolidated Statements of Operations (Unaudited) for        3
                                    the Quarters Ended April 2, 1995 and March 31, 1996

                                    Consolidated Statements of Cash Flows (Unaudited) for        4
                                    the Quarters Ended April 2, 1995 and March 31, 1996

                                    Notes to Consolidated Financial Statements (Unaudited)       5

             ITEM 2.                Management's Discussion and Analysis of Financial           13
                                    Condition and Results of Operations
PART II.     Other Information                                                                  20

             ITEM 1.                Legal Proceedings                                           20

             ITEM 6.                Exhibits and Reports on Form 8-K                            20

SIGNATURES                                                                                      21


PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements


                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 1995 AND MARCH 31, 1996
              (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)


                                                                                                              (UNAUDITED)
                                                                                          DECEMBER 31,          MARCH 31,
                                                                                             1995                 1996
                                                                                          ------------        ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                  $  9,494            $  2,768
  Investments                                                                                   4,933                 -
  Royalties receivable, including $483 and $684 from related parties at
    December 31, 1995 and March 31, 1996, respectively, net of a reserve for doubtful accounts of $922 and $1,031 at December 31, 1995
    and March 31, 1996, respectively                                                              818               1,141
  Accounts and other receivables, including $296 from related parties at
    March 31, 1996, net of reserve for doubtful accounts of $453 and
    $315 at December 31, 1995 and March 31, 1996, respectively                                  2,131               1,904
  Inventory, at lower of cost or market                                                         1,056                 908
  Current portion of notes receivable, including $10 from related parties at December 31, 1995, net of a reserve for doubtful accounts of
    $109 at December 31, 1995 and March 31, 1996                                                  113                  98
  Prepaid expenses and other current assets                                                     1,131               1,194
  Assets held for sale                                                                          2,506                 205
                                                                                             --------            --------
      Total current assets                                                                     22,182               8,218

Assets held for sale                                                                            3,517               3,125
Property and equipment, at historical cost, less accumulated depreciation of $33,391 and $34,774 at December 31, 1995 and March 31, 1996,
    respectively                                                                               78,683              75,996
Notes receivable, less current portion, including $165 from related parties at December 31, 1995, net of a reserve for doubtful accounts of $433
   at December 31, 1995 and March 31, 1996, respectively                                          676                 489
Intangible and other assets, less accumulated amortization of $6,888 and
   $6,380 at December 31, 1995 and March 31, 1996, respectively                                32,334              31,595
                                                                                             --------            --------
      Total assets                                                                           $137,392            $119,423
                                                                                             ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                          $  8,773            $  7,717
   Accrued liabilities                                                                         15,959              17,418
   Notes payable                                                                                  -                   500
   Current maturities of long-term debt and obligations under capital leases                   17,544               5,124
                                                                                             --------            --------
      Total current liabilities                                                                42,276              30,759

Senior notes, net of discount of $768 and $544 at December 31, 1995
   and March 31, 1996, respectively                                                            69,034              62,456
Long-term debt, less current maturities                                                         5,749               5,427
Obligations under capital leases, less current maturities                                       5,631               5,674
Other liabilities                                                                               8,030               7,583
                                                                                             --------            --------
      Total liabilities                                                                       130,720             111,899
                                                                                             --------            --------
Commitments and contingencies (Note 5)

Shareholders' equity:
Common stock, $.10 par value, 50,000,000 shares authorized, 15,927,000 and 15,936,000 shares issued at December 31, 1995 and March 31, 1996,
   respectively                                                                                 1,593               1,594
Additional paid-in capital                                                                     60,804              60,817
Less:  Treasury shares, 273,000 at December 31, 1995 and March 31, 1996,
   respectively                                                                                (2,108)             (2,108)
Retained deficit                                                                              (53,617)            (52,779)
                                                                                             --------            --------
      Total shareholders' equity                                                                6,672               7,524
                                                                                             --------            --------
      Total liabilities and shareholders' equity                                             $137,392            $119,423
                                                                                             ========            ========


          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

              (In thousands, except shares and per share amounts)



                                                         QUARTERS ENDED
                                                   --------------------------
                                                   APRIL 2,         MARCH 31,
                                                     1995             1996
                                                   --------         ---------
REVENUES:
  Restaurant sales                                   $40,734        $40,508
  Franchise revenues and fees                          1,736          1,404
                                                     -------        -------
       Total revenues                                 42,470         41,912
                                                     -------        -------
COSTS AND EXPENSES:
  Restaurant costs of sales                           13,954         14,801
  Restaurant operating expenses exclusive of
    depreciation and amortization and other
    operating expenses shown separately below         18,849         20,129
  General and administrative expenses                  4,427          4,083
  Advertising and promotion expenses                   2,802          2,848
  Depreciation and amortization                        3,431          2,688
  Other charges                                          -              732
                                                     -------        -------
       Total costs and expenses                       43,463         45,281
                                                     -------        -------
  Loss from operations                                  (993)        (3,369)
                                                     -------        -------
OTHER INCOME (EXPENSE):
  Interest expense                                    (2,591)        (2,313)
  Interest income                                         94            345
  Other                                                   41            (29)
                                                     -------        -------
       Total other (expense)                          (2,456)        (1,997)
                                                     -------        -------
Net loss before tax and extraordinary items           (3,449)        (5,366)
PROVISION (BENEFIT) FOR INCOME TAXES                      60         (1,682)
                                                     -------        -------
Net loss before extraordinary items                   (3,509)        (3,684)
EXTRAORDINARY ITEMS (net of tax of $1,817)               -            4,522
                                                     -------        -------
Net income (loss)                                    $(3,509)       $   838
                                                     =======        =======
Income (loss) per common share:
  Income (loss) before extraordinary item            $  (.22)       $  (.24)
  Extraordinary item                                     -              .29
                                                     -------        -------
Net income (loss)                                    $  (.22)       $   .05
                                                     =======        =======
Weighted average shares outstanding                   15,612         15,670
                                                     =======        =======


        The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 4)
                                  (Unaudited)

                                 (In thousands)

                                                                                                        QUARTER ENDED
                                                                                                  --------------------------
                                                                                                  APRIL 2,         MARCH 31,
                                                                                                   1995             1996
                                                                                                  -------           -------
CASH FLOWS PROVIDED FROM (USED IN) OPERATING ACTIVITIES:
  Net income (loss)                                                                               $(3,509)          $   838
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
       Depreciation and amortization                                                                3,431             2,688
       Other charges                                                                                  -                 732
       Provision for losses on receivables                                                            256               159
       Extraordinary gain, before tax expense of $1,817                                               -              (6,339)
       Other                                                                                          352               351
       Changes in assets and liabilities, net of effects from business combinations:
         (Increase) decrease in assets:
            Receivables                                                                               142              (212)
            Inventory                                                                                 105               148
            Prepaid expenses and other current assets                                                (272)             (116)
         Increase (decrease) in liabilities:
            Accounts payable, accrued interest and other accrued liabilities                        4,238               607
            Accrued income taxes                                                                       76              (111)
            Other liabilities                                                                        (246)             (340)
                                                                                                  -------            -------
              Net cash provided by (used in) operating activities                                   4,573            (1,595)
                                                                                                  -------            -------
CASH FLOWS PROVIDED FROM (USED IN) INVESTING ACTIVITIES:
  (Increase) decrease in investments                                                               (3,023)             4,926
  Notes receivable                                                                                     29                204
  Preopening costs                                                                                    (25)                (1)
  Capital expenditures                                                                             (1,417)              (311)
  Proceeds from the sale of property and equipment and assets held
    for sale                                                                                          236              2,621
  (Increase) in other assets                                                                         (238)              (259)
  Acquisition of businesses, net of cash acquired                                                  (1,931)               -
  Proceeds from the sale of a business                                                              2,730                -
                                                                                                  -------            -------
              Net cash provided by (used in) investing activities                                  (3,639)             7,180
                                                                                                  -------            -------
CASH FLOWS (USED IN) FINANCING ACTIVITIES:
  Net borrowings on line of credit                                                                    -                  500
  Principal payments of debt                                                                         (336)            (1,624)
  Debt retirement                                                                                     -              (11,053)
  Proceeds from the issuance of common stock, net of costs of issuance                                 23                 14
  Principal payments on capital lease obligations                                                    (161)              (148)
                                                                                                  -------            -------
              Net cash used in financing activities                                                  (474)           (12,311)
                                                                                                  -------            -------
              Net increase (decrease) in cash                                                         460             (6,726)
CASH AND CASH EQUIVALENTS, beginning of period                                                      2,707              9,494
                                                                                                  -------            -------
CASH AND CASH EQUIVALENTS, end of period                                                          $ 3,167            $ 2,768
                                                                                                  =======            =======


        The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

            (tabular dollars in thousands, except per share amounts)



1.  FINANCIAL STATEMENT PRESENTATION

    The consolidated financial statements include Rally's Hamburgers, Inc. and its wholly-owned subsidiaries, each of which is described below. Rally's Hamburgers, Inc. and its subsidiaries are collectively referred to herein as the context requires as "Rally's" or the "Company". All significant intercompany accounts and transactions have been eliminated.

    Rally's is one of the largest chains of double drive-thru restaurants in the United States. At April 26, 1996, the Rally's system included 482 restaurants in 19 states, primarily in the Midwest and the Sunbelt, comprised of 237 Company-owned and 245 franchised restaurants. The Company's restaurants offer high quality fast food served quickly and at everyday prices generally below the regular prices of the four largest hamburger chains. The Company serves the drive-thru and take-out segments of the quick-service restaurant market. The Company opened its first restaurant in January 1985 and began offering franchises in November 1986.

    Rally's Hamburgers, Inc., Rally's of Ohio, Inc., Self Service Drive Thru, Inc. and Hampton Roads Foods, Inc. own and operate Rally's restaurants in various states. Additionally, Rally's Hamburgers, Inc. operates as franchisor of the Rally's brand. Rally's Management, Inc. provides overall corporate management of the Company's businesses. Rally's Finance, Inc. was organized for the purpose of making loans to Rally's franchisees to finance the acquisition of restaurant equipment and modular buildings.
    RAR, Inc. was organized for the purpose of acquiring and operating a corporate airplane and is currently inactive. The Company's wholly-owned subsidiary, ZDT Corporation, was formed to own the Zipps brand and franchise system. MAC I was organized for the purpose of acquiring a manufacturer of modular buildings. The manufacturing business was sold in January 1995 (see Note 2).

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, when actual transactions anticipated are consummated. In addition, despite management diligence, changes in estimates do and will continue to occur due to changes in available relevant data and consummation of the events and transactions. The statements are prepared on a going concern basis. Certain of the most significant estimates include useful lives assigned to depreciable/amortizable assets, fair value less costs to sell of long-lived assets held for sale, fair value of long-lived assets held for use, future net occupancy costs related to closed/disposable properties, accruals for the Company's self-insured and high deductible insurance programs and disclosures regarding commitments and contingencies.

    In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly the Company's financial position as of March 31, 1996 and the results of its operations for the quarters ended April 2, 1995 and March 31, 1996 and cash flows for the quarters ended April 2, 1995 and March 31, 1996. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

2.  ACQUISITION AND DISPOSITION

    On February 13, 1995, the Company acquired all of the shares of common stock of Hampton Roads Foods, Inc. (a Louisiana corporation) and certain of the assets of HRF, Inc. (a Virginia corporation), collectively referred to as "HRF", for approximately $7.2 million, of which approximately $2.1 million was paid in cash and the remainder will be paid over the next six years pursuant to a secured promissory note, bearing interest at 9%. In addition, the Company assumed approximately $654,000 of notes payable and other liabilities and HRF's lease obligations, including capital lease obligations of approximately $1.3 million. HRF owned and operated a total of ten Rally's restaurants and owned the exclusive right to develop additional Rally's restaurants in the Hampton Roads and Norfolk, Virginia area. The acquisition of HRF was accounted for as a purchase.

    The total purchase price of approximately $9.1 million has been allocated in the accompanying 1995 balance sheet as net property and equipment (approximately $2.1 million) and as intangible and other assets (approximately $6.7 million). The remainder of the purchase price, approximately $319,000, was allocated to various current assets. The intangible and other asset amounts include a noncompete (approximately $150,000) which is being amortized over five years and reacquired franchise and territory rights (approximately $6.6 million) which are being amortized over 15 years.

    The impact on operations of this acquisition was not significant for any of the periods presented, and therefore, proforma amounts are not presented giving effect to this acquisition.

    On January 30, 1995, the Company sold all of the shares of common stock of Beaman Corporation, its wholly-owned modular building subsidiary, for approximately $3.1 million, of which approximately $2.7 million was paid in cash, and the remainder will be paid pursuant to a non-interest bearing, unsecured promissory note with equal payments due on January 30, 1997 and 1998.

3.  INVESTMENTS

    Excess funds have been invested in U.S. Treasury and investment grade corporate debt securities. These securities are deemed as "available-for-sale" under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" and are reported at fair value. Unrealized holding gains and losses, excluding those losses considered to be other than temporary, are reported as a net amount in a separate component of shareholders' equity. There were no unrealized holding gains or losses at December 31, 1995 and March 31, 1996. Provisions for declines in market value are made for losses considered to be other than temporary. No such provision was necessary for any period presented. The market value of the portfolio was determined based on quoted market prices for these investments. Realized gains or losses from the sale of investments are based on the specific identification method.

    There were no investments at March 31, 1996. The carrying value and market value of investments at December 31, 1995 was as follows:


                                        GROSS         GAINS
                                      UNREALIZED    UNREALIZED
                         CARRYING       HOLDING       HOLDING      MARKET
                          VALUE         GAINS         LOSSES       VALUE
                         --------     ----------    ----------    --------
DECEMBER 31, 1995
United States
government and its
agencies                 $  4,933      $    -        $    -       $  4,933
                         ========      ========      ========     ========

    The proceeds from the sale of investments and related gross gains and losses for the quarters ended April 2, 1995 and March 31, 1996 were as follows:


                                                    QUARTERS ENDED
                                               ----------------------------
                                               APRIL 2,           MARCH 31,
                                                 1995                1996
                                               --------           ---------
Proceeds from the sale of investments          $  1,480            $  4,933
Gross gains realized                              -                   -
Gross losses realized                             -                   -

4.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


                                                    QUARTERS ENDED
                                               ----------------------------
                                               APRIL 2,           MARCH 31,
                                                 1995                1996
                                               --------           ---------
Interest paid (net of amount capitalized)       $     491       $     847
Income taxes paid                                      18             238
Capital lease obligations incurred                  1,263             111

    Interest incurred during the construction of restaurants is capitalized as a component of the cost of the restaurants and is amortized on a straight-line basis over the estimated useful lives of the restaurants. The amount of interest capitalized in all quarters was insignificant.

    The purchase of HRF described in Note 2 was recorded as follows:


                                                 QUARTER ENDED
                                                 -------------
                                                 APRIL 2, 1995
                                                 -------------
              Fair value of assets acquired        $   9,133
              Cash paid                               (2,125)
                                                   ---------
              Liabilities assumed                  $   7,008
                                                   =========

    As a result of the sale of Beaman discussed in Note 2, the Company recorded a note receivable of approximately $347,000, discounted at 12.5%. As a result of the repurchase of Senior Notes discussed in Note 8, the Company recorded a $4.1 million short-term note payable to GIANT. These non-cash transactions have been excluded from the consolidated statement of cash flows.

    For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

5.  COMMITMENTS AND CONTINGENCIES

    Litigation

    In January and February 1994, two putative class action lawsuits were filed, purportedly on behalf of the stockholders of Rally's in the United States District Court for the Western District of Kentucky, against
    Rally's, Burt Sugarman and GIANT and certain of Rally's present and former officers and directors and its auditors. The complaints allege certain violations of the Securities Exchange Act of 1934, among other claims, with respect to Rally's common stock and seek unspecified damages, including punitive damages. On April 15, 1994, Rally's filed a motion to dismiss and a motion to strike. On April 5, 1995, the court struck certain provisions of the complaint but otherwise denied Rally's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification; the plaintiffs renewed this motion, and despite opposition by the defendants, the Court granted such motion for class certification on April 16, 1996.
    In October 1995, the plaintiffs filed a motion to disqualify Christensen, White, Miller, Fink, Jacobs, Glaser, Shapiro, LLP ("Christensen, White") as counsel for defendants based on a purported conflict of interest allegedly arising from the representation of multiple defendants as well as Ms. Glaser's position as both a director of Rally's and a partner in Christensen, White. Defendants filed an opposition to the motion. That motion is currently pending. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverages will apply. The Company and GIANT deny all wrongdoing and intend to defend themselves vigorously in this matter. Because these matters are in a preliminary stage, the Company is unable to determine whether a resolution adverse to the Company will have a material effect on its results of operations or financial condition. Accordingly, no provisions for any liabilities that may result upon adjudication have been made in the accompanying financial statements.

    In July 1994, the Company entered into an agreement with Red Line Burgers, Inc. ("Red Line") whereby Red Line leased from the Company all of its assets being operated as Rally's restaurants in Houston, Texas. Additionally, the agreement called for Red Line to convert Red Line's eight competing units in the Houston market to the Rally's brand. Under the terms of the agreement, the Company made certain payments to Red Line to facilitate this conversion to the Rally's brand. The Company believes that Red Line is in default of certain terms of its lease obligations arising out of the agreement and, on June 20, 1995, filed an action in the United States District Court for the Southern District of Texas, Galveston Division, seeking recovery of damages from Red Line for its breach of the leases and subleases entered into with the Company. The Company also believes that Red Line has committed events of default under the terms of all of its existing Franchise Agreements with the Company. On August 3, 1995, the Company filed suit in the United States District Court, Western District of Kentucky, alleging Breach of Contract due to Red Line's failure to pay royalties and other payments required by the Franchise Agreement and its failure to pay monies owed under certain promissory notes. The Company also seeks accountability for the conversion costs paid by the Company for conversion of Red Line's Houston restaurants. Subsequent to the commencement of the foregoing actions, Red Line filed for reorganization under Chapter 11 of the United States Bankruptcy Code and in connection with such proceeding, Rally's actions against Red Line have been stayed.

    In February 1996, Harbor Finance Partners ("Harbor") commenced a derivative action, purportedly on behalf of Rally's against GIANT, Burt Sugarman, David Gotterer, and certain of Rally's other officers and directors before the Delaware Chancery Courts. Harbor named Rally's as a nominal defendant. Harbor claims that the directors and officers of Rally's, along with GIANT, breached their fiduciary duties to the public stockholders of Rally's by causing Rally's to repurchase from GIANT certain Rally's Senior Notes at an inflated price. Harbor seeks unspecified damages, along with rescission of the repurchase transaction. All defendants have moved to dismiss the action. Management does not believe that this litigation will have a material effect on the Company's results of operations or financial condition.

    The Company is involved in other litigation matters incidental to its business. With respect to such other suits, management does not believe the litigation in which it is involved will have a material effect upon its results of operation or financial condition.

    Co-Branding Agreement With Green Burrito

    In April 1996, the Company and GB Foods Corporation announced an agreement to end their test of co-branding Rally's and Green Burrito. The Company will have 24 months to convert the 14 restaurants currently offering the Green Burrito menu to either Rally's only or another co-branded format. The agreement's termination is not expected to have a material effect on the Company's financial statements.

    Construction Commitments

    The estimated cost of completing capital projects in process at March 31, 1996 was approximately $200,000.

    Other Commitments

    The Company is contingently liable on certain franchisee lease/loan commitments totaling approximately $400,000.

    The Company, from time to time, negotiates purchase contracts for certain items used in its restaurants in the normal course of business. Although some of these contracts contain minimum purchase quantities, such quantities do not exceed expected usage over the term of such agreements.

6.  ASSETS HELD FOR SALE

    Assets held for sale include land and modular buildings idled by slowdowns in the Company's expansion plans and land associated with the closure of stores. The Company has recorded significant charges resulting from restructurings, other restaurant closings and taken certain other charges more fully discussed in its 1995 filing on Form 10-K.

7.  IMPAIRMENT OF LONG-LIVED ASSETS

    The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of" (SFAS 121), at the beginning of the fourth quarter, 1995. This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 requires that impairment for long-lived assets and identifiable intangibles to be held and used, if any, be based on the fair value of the assets. Long-lived assets and certain identifiable intangibles to be disposed of are to be reported at the lower of carrying amount or fair value less cost to sell. For purposes of applying this Statement, the Company determines fair value utilizing the present value of expected future cash flows using a discount rate commensurate with the risks involved.

    Long-lived assets considered for impairment under SFAS 121 are required to be grouped at the "lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups."

    The Company believes the most correct application of this standard is obtained by examining individual restaurants where circumstances indicate that an impairment issue may exist.

    During the first quarter of 1996, two additional restaurants, due to their continued poor operating performance, were determined to be impaired resulting in a charge of approximately $732,000 reflected in the caption, "Other Charges." As required by the Standard, the Company will continue to periodically review its assets for impairment where circumstances indicate that such impairment may exist.

8.  REPURCHASE OF SENIOR NOTES

    On January 29, 1996, the Company repurchased, in two transactions, at a price of $678.75 per $1,000 principal amount, $22 million face value of its 9 7/8% Senior Notes due in the year 2000 from GIANT. The price paid in each transaction represented the market closing price on January 26, 1996. The first transaction involved the repurchase of $16 million face value of the Notes for $11.1 million in cash. The second transaction involved the purchase of $6 million face value of Notes in exchange for a $4.1 million short-term note due in three installments of principal and interest issued by Rally's. The first of these installments ($1.1 million) was paid on March 29, 1996 together with accrued interest thereon. This note bears interest at the highest publicly announced reference rate of interest maintained by a large banking institution for commercial loans of short-term maturities to its most credit-worthy large corporate borrowers. The repurchase resulted in an extraordinary gain, net of tax, of $4.5 million or $.29 per share. The remaining outstanding Notes are publicly traded and at March 31, 1996 had a market value of $45.6 million based on the quoted market price for such notes.

    The purchases were approved by a majority of the independent Directors of the Company. Prior to the purchases, the Company's independent Directors had received an opinion as to the fairness of the transactions, from a financial point of view, from an investment banking firm of national standing.

    These purchases reduced total interest expense by approximately $329,000 for the first quarter of 1996, net of interest expense incurred on the short-term note. Such reduction is expected to be approximately $1.9 million for the full year 1996, net of interest expense incurred on the short-term note.

9.  GIANT GROUP, LTD. CREDIT FACILITY AND LETTERS OF CREDIT

    In early February 1996, GIANT entered into a one-year credit facility with the Company. Such credit facility is evidenced by a note payable to GIANT for up to $2 million. Any monies advanced under said note agreement shall bear interest at the highest publicly announced reference rate of interest maintained by a large banking institution for commercial loans of short-term maturities to its most credit-worthy large corporate borrowers. Interest is payable monthly. The facility is renewable for one or more years at the discretion of GIANT. GIANT is not obligated to make any advance under this agreement. At March 31, 1996, approximately $500,000 was outstanding under this facility. The interest rate in effect at that date was 8.25%. As of April 26, 1996, the Company has paid off that amount and there are no outstanding amounts under this facility.

    In addition, GIANT has issued certain irrevocable letters of credit to secure the obligation of the Company under its large deductible workers' compensation insurance program and to secure certain surety bonds previously issued by the Company. In total, at the end of the first quarter 1996, such letters of credit are approximately $800,000. Such letters of credit replaced similar letters of credit previously issued by the Company which had been secured by certificates of deposit. Such certificates have been liquidated to improve the overall liquidity of the Company.

10. SUBSEQUENT EVENTS

    Termination of Exchange Offer for Additional Shares by Significant
    Shareholder

    On April 22, 1996, the Company announced that the exchange offer proposed by GIANT in January 1996, had been terminated. The Company's Board of Directors, after extensive discussions between a Special Committee of the Board and the Company's President and Chief Executive Officer, requested that GIANT discontinue the proposed exchange offer. GIANT has agreed to this request and has terminated the proposed exchange offering.

    Matters Concerning Significant Shareholder

    On April 29, 1996, GIANT and Fidelity National Financial, Inc. ("Fidelity") announced the settlement of all litigation between them. Under the settlement, GIANT will acquire from Fidelity 705,489 shares of GIANT common stock for cash. Fidelity will acquire from GIANT a 4.9% ownership in Rally's for cash and CKE Restaurants, Inc. ("CKE"), the parent company of Carl's Jr., will acquire from GIANT a 15% stake in Rally's for cash. Fidelity and CKE will have options to buy a total of an additional 15% of Rally's stock from GIANT.

    Rally's will appoint to its Board of Directors, William P. Foley, II, CKE's and Fidelity's Chairman and Chief Executive Officer and C. Thomas Thompson, President of Carl's Jr.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company reported net income of $838,000 or $.05 per share for the first quarter of 1996 compared with a loss of $3.5 million or $.22 per share for the same period of the prior year. This profit resulted from a $4.5 million extraordinary gain or $.29 per share from the early extinguishment of debt, as discussed below and in Note 8 to the accompanying consolidated financial statements, partially offset by a loss from operations.

On January 29, 1996, the Company repurchased $22.0 million face value of its 9 7/8% Senior Notes for $11.1 million in cash and a $4.1 million short-term note. The repurchase resulted in an extraordinary gain, net of tax, of $4.5 million or $.29 per share. In addition to the extraordinary gain, the repurchase has two significant positive impacts on the Company. First, the repurchase decreases the Company's annual interest expense by approximately $2.2 million ($1.9 million for 1996, net of interest expense incurred on the short-term note which is expected to be paid off by the end of 1996). Second, the repurchase reduces the Company's 1999 33 1/3% sinking fund indenture requirement to approximately $6.3 million. Prior to consummation, the Board of Directors and management obtained a fairness opinion as to the price paid. Management believes that the above described benefits outweigh the temporary decline in the Company's liquidity. See "Liquidity and Capital Resources" for further discussion.

The Company reported a net loss of $3.7 million or $.24 per share from continuing operations. The Company's operations continue to be adversely affected by high food, paper, labor and repairs and maintenance costs. Labor for the first quarter was higher than the comparable quarter of the prior year due primarily to the implementation of the new service management compensation plan in the first quarter, 1996. Since quarter end, the Company has implemented specific cost reduction strategies in the food and paper, labor and repair and maintenance areas that should benefit subsequent quarters. In addition, the Company is initiating a variety of tests to further reduce these costs in the future.

In April 1996, the Company announced its agreement with GB Foods Corporation to discontinue further development of The Green Burrito co-branding concept.
Under the revised agreement, the Company will not add the Green Burrito menu to any additional locations, and the fourteen locations currently serving Green Burrito products will be converted over the next 24 months to either a Rally's only or another co-branded format.

The Company closed one unit during the quarter. Franchise operators opened six units during the quarter and closed four units.

Results of Operations

Rally's revenues are derived primarily from Company-owned restaurant sales and royalty fees from franchisees. The Company also receives revenues from the award of exclusive rights to develop Rally's restaurants in certain geographic areas (area development fees) and the award of licenses to use the Rally's brand and confidential operating system (franchise fees). Systemwide sales consist of aggregate revenues of Company-owned and franchised restaurants. Restaurant cost of sales, restaurant operating expenses, depreciation and amortization, and advertising and promotion relate directly to Company-owned restaurants. Restaurant level margins represent Company-owned restaurant sales less these expenses expressed as a percentage of such sales. General and administrative expenses relate to both Company-owned restaurants and franchise operations.

The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's consolidated statements of operations and operating data for the periods indicated:


                                                             Quarters Ended
                                                         April 2,     March 31,
                                                           1995          1996
                                                         --------     ---------
Revenues
  Restaurant sales                                         95.9%         96.7%
  Franchise revenues and fees                               4.1           3.3
                                                          ------        ------
                                                          100.0%        100.0%
                                                          ======        ======
Costs and expenses
  Restaurant cost of sales (1)                             34.3%         36.5%
  Restaurant operating expenses (1)                        46.3          49.7
  General and administrative expenses                      10.4           9.7
  Advertising and promotion expenses (1)                    6.9           7.0
  Depreciation and amortization (1)                         8.4           6.6
  Other charges                                               -           1.8
  Loss from operations                                     (2.3)         (8.0)
  Net interest (expense)                                   (5.8)         (4.8)
                                                          ------        ------
  Loss before income taxes and
    extraordinary items                                    (8.1)%       (12.8)%
                                                          ======        ======
  Number of restaurants
    Restaurants open at the beginning of
      period                                                542           481
                                                          ------        ------
    Company restaurants opened (closed or
      transferred), net during period                         4            (1)
    Franchised restaurants opened (closed
      or transferred), net during period                     (8)            2
                                                          ------        ------
    Total restaurants opened (closed or
      transferred), net during period                        (4)            1
                                                          ------        ------
    Total restaurants open at end of period                 538           482
                                                          ======        ======


(1) As a percentage of restaurant sales.

Three Months Ended March 31, 1996 Compared with Three Months Ended April 2,
1995.

Systemwide sales decreased 7% to $76.6 million for the quarter compared with $82.7 million a year ago. This decrease is attributable to 10% or 56 fewer restaurants being in operation at the end of the current quarter and to essentially flat systemwide same store sales.

Total Company revenue decreased 1% to $41.9 million for the quarter compared with $42.5 million a year ago. Company-owned restaurant sales decreased slightly to $40.5 million due to fewer Company units in operation during the quarter, partially offset by a same store sales increase of 2% in the first quarter of 1996. Franchise revenues and fees decreased 19% in 1996 primarily attributable to 40 fewer units in operation during the quarter and a decline in franchise same store sales of approximately 3% during the quarter. During the quarter, the Company closed one unit while franchisees opened six units and closed four units.

Restaurant cost of sales, as a percentage of sales, increased to 36.5% for 1996 compared with 34.3% for the comparable quarter of the prior year. This increase was driven by higher food and paper cost as a percentage of sales.
The increase in food cost resulted primarily from the shift of product mix sold, reflecting the impact of our Big Buford TM sandwich. While this product carries a significantly higher dollar profit per unit, it does carry a higher food cost percentage than did the products formerly comprising its share of the total product mix. Since the quarter end, the Company has implemented specific cost reduction strategies in the food and paper area to reduce these costs in the future.

Restaurant operating expenses were 49.7% of sales compared with 46.3% for the comparable quarter of the prior year. This increase as a percentage of sales is primarily attributable to higher labor costs and repairs and maintenance costs. Increased labor costs were due primarily to the implementation of the new service manager compensation plan in the first quarter of 1996. Repairs and maintenance costs increased primarily because of additional costs incurred in the replacement of two stores and the cost of relocating surplus modular buildings and equipment, and additional costs of maintaining the store base.

General and administrative expenses in the first quarter of 1996, on both a dollar and a percentage of sales basis, were lower than 1995. This decrease is caused primarily by reductions and vacancies in the corporate staff, partially offset by higher legal fees.

Depreciation and amortization decreased approximately $700,000 in the first quarter of 1996 compared to the same quarter, 1995. This decrease is primarily due to decreases in the number of properties in operation and asset writedowns associated with the adoption of SFAS 121 at the beginning of the fourth quarter, 1995.

Interest expense decreased 12% in the first quarter of 1996 to $2.3 million as compared to $2.6 million in 1995 primarily due to the early extinguishment of debt as previously discussed. See "Liquidity and Capital Resources" and Note 8 to the accompanying consolidated financial statements, for further discussion.

Interest income was higher in the first quarter of 1996 compared with the comparable quarter a year ago due primarily to the recognition of interest earned on certain cash deposits related to the Company's large deductible insurance programs included in the balance sheet caption "Intangible and other assets."

The Company's decrease in Other is due primarily to the realization of losses on the disposal of assets and to storage costs related to excess modular buildings.

In total, including the tax provision of $1.8 million associated with the extraordinary gain, the net provision for the period was $135,000. This provision is reflective of the Company's anticipated full year tax rate.

Liquidity and Capital Resources

The Company's cash flow used in operating activities was approximately $1.6 million for the first quarter of 1996 compared with cash flow provided by operating activities of approximately $4.6 million for the same period in the prior year. This decrease resulted primarily from lower net income from operations in 1996 and working capital changes primarily attributable to a buildup in accrued advertising at the end of the first quarter of 1995 combined with a reduction in accrued advertising at the end of the first quarter of 1996.

Capital expenditures of approximately $311,000 for the first quarter of 1996 were funded primarily through sales of surplus properties and existing cash balances. Approximately half of these expenditures were the cash outlays for the replacement of three existing store buildings, constructed in the late eighties, with surplus modular buildings. Such actions were taken to provide increased operational flexibility and to reduce increasing maintenance costs in these units given the low cash outflow necessary to utilize certain of the surplus modular buildings. The Company had two new units under construction at quarter end. Remaining capital expenditures were for the purchase and installation of certain replacement equipment.

No units were opened during the first quarter of 1996. Approximately ten units are expected to be opened or under construction by the end of the current year. Full year capital expenditures are expected to be approximately $2 million to $4 million, inclusive of replacement capital.

In January 1996, the Company repurchased, in two transactions, $22 million face value of its 9 7/8% Senior Notes due in the year 2000. The Notes were purchased from GIANT GROUP, LTD. ("GIANT") at a price of $678.75 per $1,000 principal amount, representing the market closing price on the last business day prior to the repurchase date. The first transaction involved the repurchase of $16 million face value of the Notes for $11.1 million in cash. The second transaction involved the purchase of $6 million face value of the Notes in exchange for a $4.1 million short-term note due in three installments of principal and interest, bearing interest at prime. The first of these installments ($1.1 million) was paid on March 29, 1996, together with accrued interest thereon. Prior to the purchases, the Company's Board of Directors had received an independent opinion from an investment banking firm as to the fairness of the transactions. As a result of these debt repurchases, the annualized interest payments on the Senior Notes, have been reduced by approximately $2.2 million per year to approximately $6.2 million.

Principal payments of debt and capital leases totaled approximately $13.9 million during the first quarter of 1996, inclusive of the $11.1 million and the $1.1 million related to the Senior Notes repurchased, as discussed above. The Company is required to make a mandatory sinking fund payment on June 15, 1999 calculated to retire 33 1/3% in aggregate principal amount of the Senior Notes issued with the balance maturing on June 15, 2000. The repurchase discussed above reduces such sinking fund requirement to approximately $6.3 million.

In February 1996, the Company obtained a one-year credit facility from GIANT evidenced by a note payable for up to $2 million. The facility is renewable for one or more years at the discretion of GIANT. GIANT is not obligated to make any advance under this agreement. As of March 31, 1996, approximately $500,000 was outstanding under this facility, currently bearing interest at 8.25%. As of April 26, 1996, this amount has been paid off and there are no outstanding amounts under this facility. The maximum amount previously advanced under this facility was $1.6 million. The note's interest rate fluctuates with the highest publicly announced reference rate of interest maintained by a large banking institution for commercial loans of short-term maturities to its most credit-worthy large corporate borrowers.

The Company is actively marketing the assets included in the caption "Assets Held for Sale" in the accompanying consolidated balance sheets and expects realization in cash over the next 15 to 21 months, although actual timing of such cash flows cannot be predicted. The assets contained in this caption are recorded at management's current estimate of net realizable value. There can be no assurances that these values will be realized. Approximately $1.9 million was generated during the first quarter of 1996 from the closing of the sales of eleven properties auctioned in the fourth quarter 1995. The proceeds of the future sale of a property will be required to liquidate the related remaining outstanding balances of certain secured indebtedness with a current balance of approximately $200,000. The Company is in default of certain covenants of this indebtedness and has classified it in current liabilities in the accompanying balance sheets. The debt instruments are not accelerated by the defaults although proceeds of the secured assets must be applied against the debt.

During the first quarter, the Company continued to receive funds ($90,000 during the first quarter 1996) on land contracts covering four fee properties which are the subject of an aggregate amount of $1.8 million of sale/leaseback financing. The interest rate on such facility is approximately 12.5%. The Company may seek to obtain additional such financing from the lender although there is no binding commitment between the parties at this time.

Until this quarter, the Company has not reported a profit in any quarter since the quarter ended June 1993. The profit reported in the first quarter of 1996 was due to the extraordinary gain from the early extinguishment of debt, as discussed above. This gain was substantially offset by a significant loss from operations. Although the Company believes existing cash balances, cash flow from operations, cash flow from the sale of assets and available tax refunds should be sufficient to fund its operations and obligations for 1996, the ability of the Company to satisfy its obligations under the Senior Notes will be dependent on the Company, among other factors, successfully increasing revenues and returning the Company to operational profitability.

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings - See Note 5 to the financial statements.

ITEM 6.   Exhibits and Reports on Form 8-K.


        (a) Exhibits:


        EXHIBIT
        NUMBER                    DESCRIPTION OF DOCUMENT
        -------     --------------------------------------------------------
         4.5        Other Debt Instruments - Copies of debt instruments for
                    which the related debt is less than 10% of the Company's total assets will be furnished to the Commission upon request.

        27          Financial Data Schedule (for SEC use only)


        (b) Reports on Form 8-K:

                On January 29, 1996, the Company filed a Current Report on Form 8-K to report the repurchase of $22 million face value of its 9.875% Senior Notes.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     RALLY'S HAMBURGERS, INC.



Date: May 10, 1996                   By:   /s/ Donald E. Doyle
                                           -------------------------------
                                     Donald E. Doyle
                                     President and Chief Executive Officer



Date: May 10, 1996                   By:   /s/ Michael E. Foss
                                          -------------------------------------
                                     Michael E. Foss
                                     Senior Vice President and Chief Financial
                                       Officer
                                     (Principal Accounting Officer)