Form 10-Q
period 1996-06-30
RALLYS HAMBURGERS INC
filed 1996-08-14
CIK 854873

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1996

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ______ to ________

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

                OUTSTANDING AT July 31, 1996 - 15,678,335 shares

                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES

                                     INDEX



PART I.        Financial Information                                                                                 PAGE NO.

               ITEM 1.                           Consolidated Financial Statements

                                                 Consolidated Balance Sheets as of December 31, 1995 and June 30,
                                                 1996 (Unaudited)                                                        2

                                                 Consolidated Statements of Operations (Unaudited) for the
                                                 Quarter and Six Months Ended July 2, 1995 and June 30, 1996             3

                                                 Consolidated Statements of Cash Flows (Unaudited) for the Six
                                                 Months Ended July 2, 1995 and June 30, 1996                             4

                                                 Notes to Consolidated Financial Statements (Unaudited)                  5

               ITEM 2.                           Management's Discussion and Analysis of Financial Condition and
                                                 Results of Operations                                                  15


PART II.       Other Information

               ITEM 1.                           Legal Proceedings                                                      24

               ITEM 4.                           Submission of Matters to a Vote of Security Holders                    24

               ITEM 6.                           Exhibits and Reports on Form 8-K                                       25

SIGNATURES                                                                                                              26

               EXHIBIT 11                        Calculation of Earnings Per Share                                      27

PART I.          FINANCIAL INFORMATION

ITEM 1.          Consolidated Financial Statements

                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 1995 AND JUNE 30, 1996
              (In thousands, except shares and per share amounts)

                                                                                                                     (UNAUDITED)
                                                                                                  DECEMBER 31,        JUNE 30,
                                                                                                      1995              1996
                                                                                                 ------------        -----------
ASSETS
Current assets:
  Cash and cash equivalents                                                                         $  8,811           $  2,005
  Restricted cash                                                                                        683                669
  Investments                                                                                          4,933               -
  Royalties receivable, including $483 and $295 from related parties at December 31, 1995 and June 30, 1996, respectively, net of a reserve for doubtful accounts of $922 and
     $1,195 at December 31, 1995 and June 30, 1996, respectively
                                                                                                         818                580
  Accounts and other receivables, including $497 from related parties at June 30, 1996, net of reserve for doubtful accounts of $453 and $335 at December 31, 1995 and June 30,
     1996, respectively                                                                                2,131              2,046
  Inventory, at lower of cost or market                                                                1,056                948
  Current portion of notes receivable, including $10 from related parties at December 31,
     1995, net of a reserve for doubtful accounts of $109 and $282 at December 31, 1995 and
     June 30, 1996, respectively                                                                         113                 80
  Prepaid expenses and other current assets                                                            1,131              1,041
  Assets held for sale                                                                                 2,506                287
                                                                                                    --------           --------
         Total current assets                                                                         22,182              7,656

Assets held for sale                                                                                   3,517              2,445
Property and equipment, at historical cost, less accumulated depreciation  of $33,391 and
  $35,784 at December 31, 1995 and June 30, 1996, respectively                                        78,683             73,354
Notes receivable, less current portion, including $165 from related parties at December 31,
  1995, net of a reserve for doubtful accounts of $433 and $306 at December 31, 1995 and
  June 30, 1996, respectively                                                                            676                393
Intangible and other assets, less accumulated amortization of $6,888 and $6,818 at
   December 31, 1995 and June 30, 1996, respectively                                                  32,334             31,079
                                                                                                    --------           --------
         Total assets                                                                               $137,392            114,927
                                                                                                    ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                                 $  8,773           $  6,647
   Accrued liabilities                                                                                15,959             16,419
   Current maturities of long-term debt and obligations under capital leases, including
     $2,072 from related parties at June 30, 1996                                                     17,544              3,970
                                                                                                    --------           --------
         Total current liabilities                                                                    42,276             27,036
Senior notes, net of discount of $768 and $516 at December 31, 1995 and June 30, 1996,
  respectively                                                                                        69,034             62,484
Long-term debt, less current maturities                                                                5,749              5,139
Obligations under capital leases, less current maturities                                              5,631              5,603
Other liabilities                                                                                      8,030              7,016
                                                                                                    --------           --------
         Total liabilities                                                                           130,720            107,278
                                                                                                    --------           --------

Commitments and contingencies (Note 6)

Shareholders' equity:
Common stock, $.10 par value, 50,000,000 shares authorized, 15,927,000 and 15,941,000 shares
   issued at December 31, 1995 and June 30, 1996, respectively                                         1,593              1,594
Additional paid-in capital                                                                            60,804             60,831
Less:  Treasury shares, 273,000 at December 31, 1995 and June 30, 1996, respectively
                                                                                                      (2,108)            (2,108)
Retained deficit                                                                                     (53,617)           (52,668)
                                                                                                    --------           --------
         Total shareholders' equity                                                                    6,672              7,649
                                                                                                    --------           --------
         Total liabilities and shareholders' equity                                                 $137,392           $114,927
                                                                                                    ========           ========





          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

              (In thousands, except shares and per share amounts)

                                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                              ------------------------          --------------------------
                                                              JULY 2,         JUNE 30,           JULY 2,           JUNE 30,
                                                               1995             1996              1995              1996
                                                              --------        --------          --------           --------
REVENUES:
  Restaurant sales                                            $ 47,861        $ 45,771          $ 88,595           $ 86,279
  Franchise revenues and fees                                    1,982           1,586             3,718              2,990
                                                              --------        --------          --------           --------
         Total revenues                                         49,843          47,357            92,313             89,269
                                                              --------        --------          --------           --------


COSTS AND EXPENSES:
  Restaurant cost of sales                                      16,127          16,064            30,081             30,865
  Restaurant operating expenses, exclusive of
     depreciation and amortization and other
     operating expenses shown separately below                  20,901          20,260            39,631             40,389
  General and administrative expenses                            4,466           3,917             9,012              8,000
  Advertising and promotion expenses                             3,571           2,067             6,373              4,915
  Depreciation and amortization                                  3,573           2,614             7,004              5,302
  Other charges                                                   -                 22              -                   754
                                                              --------        --------          --------           --------
         Total costs and expenses                               48,638          44,944            92,101             90,225
                                                              --------        --------          --------           --------

  Income (loss) from operations                                  1,205           2,413               212               (956)
                                                              --------        --------          --------           --------

OTHER INCOME (EXPENSE):
  Interest expense                                              (2,684)         (2,146)           (5,275)            (4,459)
  Interest income                                                  199              34               293                379
  Other                                                             96              (4)              137                (33)
                                                              --------        --------          --------           --------
         Total other (expense)                                  (2,389)         (2,116)           (4,845)            (4,113)
                                                              --------        --------          --------           --------

Income (loss) before income taxes and
  extraordinary items                                           (1,184)            297            (4,633)            (5,069)

PROVISION (BENEFIT) FOR INCOME TAXES                                60             186               120             (1,496)
                                                              --------        --------          --------           --------
Income (loss) before extraordinary items                        (1,244)            111            (4,753)            (3,573)

EXTRAORDINARY ITEMS (net of income taxes
  of $1,817)                                                      -               -                 -                 4,522
                                                              --------        --------          --------           --------

Net income (loss)                                             $ (1,244)       $    111          $ (4,753)          $    949
                                                              ========        ========          ========           ========


Income (loss) per common share:
  Income (loss) before extraordinary item                     $   (.08)       $    .01          $   (.30)          $   (.23)
  Extraordinary item                                                -               -                 -                 .29
                                                              --------        --------          --------           --------

Net income (loss)                                             $   (.08)       $    .01          $   (.30)          $    .06
                                                              ========        ========          ========           ========

Weighted average shares outstanding                             15,589          15,934            15,600             15,802
                                                              ========        ========          ========           ========



        The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                  RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 5)
                                  (Unaudited)

                                 (In thousands)

                                                                                                SIX MONTHS ENDED
                                                                                            -------------------------
                                                                                            JULY 2,          JUNE 30,
                                                                                             1995              1996
                                                                                            --------         --------
  CASH FLOWS PROVIDED FROM (USED IN) OPERATING ACTIVITIES:
    Net income (loss)                                                                       $ (4,753)        $    949
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
       operating activities:
         Depreciation and amortization                                                         7,004            5,302
         Other charges                                                                          -                 754
         Provision for losses on receivables                                                     637              372
         Extraordinary items, before tax expense of $1,817                                      -              (6,339)
         Other                                                                                   951              706
         Changes in assets and liabilities, net of effects from business combinations:
          (Increase) decrease in assets:
            Receivables                                                                         (675)            (234)
            Inventory                                                                             28              108
            Prepaid expenses and other current assets                                             59               63
          Increase (decrease) in liabilities:
             Accounts payable, accrued interest and other accrued liabilities                  3,255           (1,605)
             Accrued income taxes                                                                 24              (22)
             Other liabilities                                                                  (603)            (494)
                                                                                            --------         --------
               Net cash provided by (used in) operating activities                             5,927             (440)
                                                                                            --------         --------


  CASH FLOWS PROVIDED FROM (USED IN) INVESTING ACTIVITIES:
    (Increase) decrease in investments                                                        (4,953)           4,926
    Notes receivable                                                                              74              318
    Preopening costs                                                                             (28)             (32)
    Capital expenditures                                                                      (2,281)            (718)
    Proceeds from the sale of property and equipment and assets held for sale                  2,021            3,712
    (Increase) in other assets                                                                  (507)            (280)
    Acquisition of businesses, net of cash acquired                                           (1,931)            -
    Proceeds from the sale of a business                                                       2,730             -
                                                                                            --------         --------
               Net cash provided by (used in) investing activities                            (4,875)           7,926
                                                                                            --------         --------

  CASH FLOWS PROVIDED FROM (USED IN) FINANCING ACTIVITIES:
    Decrease in restricted cash                                                                 -                  14
    Principal payments of debt                                                                (1,212)          (2,999)
    Senior Notes retirement                                                                     -             (11,053)
    Proceeds from the issuance of common stock, net of costs of issuance                          48               28
    Principal payments on capital lease obligations                                             (328)            (282)
                                                                                             --------         --------
               Net cash used in financing activities                                          (1,492)         (14,292)
                                                                                            --------         --------
               Net decrease in cash                                                             (440)          (6,806)

  CASH AND CASH EQUIVALENTS, beginning of period                                               2,707            8,811
                                                                                            --------         --------
  CASH AND CASH EQUIVALENTS, end of period                                                  $  2,267         $  2,005
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

                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

            (Tabular dollars in thousands, except per share amounts)



 1.   FINANCIAL STATEMENT PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, it is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995 ("10-K"). Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the 10-K. Forward looking statements contained herein should be read in conjunction with the cautionary statements contained in the 10-K.

      The consolidated financial statements include Rally's Hamburgers, Inc. and its wholly-owned subsidiaries, each of which is described below. Rally's Hamburgers, Inc. and its subsidiaries are collectively referred to herein as the context requires as "Rally's" or the "Company". All significant intercompany accounts and transactions have been eliminated.

      Rally's is one of the largest chains of double drive-thru restaurants in the United States. At July 31, 1996, the Rally's system included 483 restaurants in 19 states, primarily in the Midwest and the Sunbelt, comprised of 239 Company-owned and 244 franchised restaurants. The Company's restaurants offer high quality fast food served quickly and at everyday prices generally below the regular prices of the four largest hamburger chains. The Company primarily serves the drive-thru and take-out segments of the quick-service restaurant industry. The Company opened its first restaurant in January 1985 and began offering franchises in November 1986.

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

      In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly the Company's financial position as of June 30, 1996 and the results of its operations for the quarter and six months ended July 2, 1995 and June 30, 1996 and cash flows for the six months ended July 2, 1995 and June 30, 1996. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

      It is the Company's policy to expense advertising costs as incurred.

      Certain items have been reclassified in the accompanying consolidated financial statements for prior periods in order to be comparable with the classification adopted for the current period. Such reclassifications had no effect on previously reported net income.


 2.   ACQUISITION AND DISPOSITION

      On February 13, 1995, the Company acquired all of the shares of common stock of Hampton Roads Foods, Inc. (a Louisiana corporation) and certain of the assets of HRF, Inc. (a Virginia corporation), collectively referred to as "HRF", for approximately $7.2 million, of which approximately $2.1 million was paid in cash with the remainder to be paid over the ensuing six years pursuant to a secured promissory note, bearing interest at 9%. In addition, the Company assumed approximately $654,000 of notes payable and other liabilities and HRF's lease obligations, including capital lease obligations of approximately $1.3 million. HRF owned and operated a total of ten Rally's restaurants and owned the exclusive right to develop additional Rally's restaurants in the Hampton Roads and Norfolk, Virginia areas. The acquisition of HRF was accounted for as a purchase.

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

 3.   RESTRICTED CASH

      Restricted cash consists primarily of a $600,000 restricted deposit held as a compensating balance for daily Automated Clearing House ("ACH") transactions.

 4.   INVESTMENTS

      Excess funds have been invested in U.S. Treasury and investment grade corporate debt securities. These securities are deemed as "available-for-sale" under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" and are reported at fair value.
      Unrealized holding gains and losses, excluding those losses considered to be other than temporary, are reported as a net amount in a separate component of shareholders' equity. There were no unrealized holding gains or losses at December 31, 1995 and June 30, 1996. Provisions for declines in market value are made for losses considered to be other than temporary. No such provision was necessary for any period presented.
      The market value of the portfolio was determined based on quoted market prices for these investments. Realized gains or losses from the sale of investments are based on the specific identification method.

      There were no investments at June 30, 1996. The carrying value and market value of investments at December 31, 1995 were as follows:

                                                                      GROSS            GAINS
                                                                   UNREALIZED        UNREALIZED
                                                    CARRYING         HOLDING          HOLDING          MARKET
                                                     VALUE            GAINS            LOSSES           VALUE
                                                    --------     --------------   -----------------    -------
         DECEMBER 31, 1995
         United States government and its
           agencies                                  $4,933      $       -        $      -             $4,933
                                                     ======      ==============   ==================   ======


      The proceeds from the sale of investments and related gross gains and losses for the quarter and six months ended July 2, 1995 and June 30, 1996 were as follows:

                                                          QUARTERS ENDED                     SIX MONTHS ENDED
                                                   ----------------------------        --------------------------
                                                     JULY 2,          JUNE 30,          JULY 2,          JUNE 30,
                                                      1995              1996             1995             1996
                                                   ----------        ----------        --------          --------
    Proceeds from the sale of
       investments                                  $4,124           $   -              $5,604            $4,933
    Gross gains realized                                49               -                  49               -
    Gross losses realized                                -               -                 -                 -

 5.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                       SIX MONTHS ENDED
                                                                                JULY 2,              JUNE 30,
                                                                                  1995                 1996
                                                                                 ------               -------
        Interest paid (net of amount capitalized)                                $5,275                $4,550
        Income taxes paid                                                            20                   342
        Capital lease obligations incurred                                        1,263                   111

      Interest incurred during the construction of restaurants is capitalized as a component of the cost of the restaurants and is amortized on a straight-line basis over the estimated useful lives of the restaurants. The amount of interest capitalized in all quarters was insignificant.

      The purchase of HRF, described in Note 2, was recorded as follows:

                                                       SIX MONTHS ENDED
                                                       ----------------
                                                         JULY 2, 1995
                                                       ----------------
         Fair value of assets acquired                     $ 9,133
         Cash paid                                          (2,125)
                                                           -------
         Liabilities assumed                               $ 7,008
                                                           =======

      As a result of the sale of Beaman, discussed in Note 2, the Company recorded a note receivable of approximately $347,000, discounted at 12.5%. As a result of the repurchase of Senior Notes, discussed in Note 9, the Company recorded a $4.1 million short-term note payable to GIANT. These non-cash transactions have been excluded from the consolidated statement of cash flows.

      For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

 6.   COMMITMENTS AND CONTINGENCIES

      Litigation

      In January and February 1994, two putative class action lawsuits were filed, purportedly on behalf of the stockholders of Rally's in the United States District Court for the Western District of Kentucky, against Rally's, Burt Sugarman and GIANT and certain of Rally's present and former officers and directors and its auditors. The complaints allege defendants violated the Securities Exchange Act of 1934, among other claims, by issuing inaccurate public statements about the Company in order to arbitrarily inflate the price of its common stock and seek unspecified damages. On April 15, 1994, Rally's filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied Rally's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification; the plaintiffs renewed this motion, and despite opposition by the defendants, the Court granted such motion for class certification on April 16, 1996. In October 1995, the plaintiffs filed a motion to disqualify Christensen, White, Miller, Fink, Jacobs, Glaser, Shapiro, LLP ("Christensen, White") as counsel for defendants based on a purported conflict of interest allegedly arising from the representation of multiple defendants as well as Ms. Glaser's position as both a director of Rally's and a partner in Christensen, White. Defendants filed an opposition to the motion. That motion is currently pending. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverages will apply. The defendants deny all wrongdoing and intend to defend themselves vigorously in this matter. Because these matters are in a preliminary stage, the Company is unable to determine whether a resolution adverse to the Company will have a material effect on its results of operations or financial condition. Accordingly, no provisions for any liabilities that may result upon adjudication have been made in the accompanying financial statements.

      In July 1994, the Company entered into an agreement with Red Line Burgers, Inc. ("Red Line") whereby Red Line leased from the Company all of its assets being operated as Rally's restaurants in Houston, Texas. Additionally, the agreement called for Red Line to convert Red Line's eight competing units in the Houston market to the Rally's brand. Red Line failed to make certain lease payments and on June 20, 1995, the Company filed an action in the United States District Court for the Southern District of Texas, Galveston Division, seeking recovery of damages from Red Line for its breach of the leases and subleases entered into with the Company. The action alleges that Red Line also committed events of default under the terms of all of its Franchise Agreements with the Company. As a result of such defaults, the Company terminated such Franchise Agreements, and on August 3, 1995, the Company filed suit in the United States District Court, Western District of Kentucky, alleging breach of contract due to Red Line's failure to pay royalties and other payments required by the Franchise Agreements and its failure to pay approximately $400,000 plus interest owed on certain promissory notes issued to the Company in lieu of such payments. The Company also seeks accountability for $660,000 in conversion costs paid by the Company for conversion of Red Line's Houston restaurants. Subsequent to the commencement of the foregoing actions, Red Line filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In connection with such proceedings, the Company's actions against Red Line have been stayed.

      In February 1996, Harbor Finance Partners ("Harbor") commenced a derivative action, purportedly on behalf of Rally's against GIANT and certain of Rally's officers and directors before the Delaware Chancery Courts. Harbor named Rally's as a nominal defendant. Harbor claims that the directors and officers of Rally's, along with GIANT, breached their fiduciary duties to the public stockholders of Rally's by causing Rally's to repurchase from GIANT certain Rally's Senior Notes at an inflated price. Harbor seeks unspecified damages, along with rescission of the repurchase transaction. All defendants have moved to dismiss the action. Management does not believe that this litigation will have a material effect on the Company's results of operations or financial condition.

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

7.    ASSETS HELD FOR SALE

      Assets held for sale include land and modular buildings idled by slowdowns in the Company's expansion plans and land associated with the closure of stores. The Company has recorded significant charges resulting from restructurings, other restaurant closings and taken certain other charges more fully discussed in the 10-K.

 8.   IMPAIRMENT OF LONG-LIVED ASSETS

      The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long- Lived Assets and Long-Lived Assets to Be Disposed of" (SFAS 121), at the beginning of the fourth quarter, 1995. This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 requires that impairment for long-lived assets and identifiable intangibles to be held and used, if any, be based on the fair value of the assets. Long-Lived assets and certain identifiable intangibles to be disposed of are to be reported at the lower of carrying amount or fair value less cost to sell. For purposes of applying this Statement, the Company determines fair value utilizing the present value of expected future cash flows using a discount rate commensurate with the risks involved.

      Long-lived assets considered for impairment under SFAS 121 are required to be grouped at the "lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups." The Company believes the most correct application of this standard is obtained by examining individual restaurants where circumstances indicate that an impairment issue may exist. In addition, if an asset being tested for recoverability was acquired in a business combination accounted for using the purchase method, the goodwill that arose in that transaction is included as part of the asset being evaluated and in determining the amount of any impairment.

      During the first quarter of 1996, two additional restaurants, due to their continued poor operating performance, were determined to be impaired, resulting in charges of approximately $754,000 reflected in the caption, "Other Charges." As required by the Standard, the Company will continue to periodically review its assets for impairment where circumstances indicate that such impairment may exist.

 9.   REPURCHASE OF SENIOR NOTES

      On January 29, 1996, the Company repurchased, in two transactions, at a price of $678.75 per $1,000 principal amount, $22 million face value of its 9 7/8% Senior Notes due in the year 2000 from GIANT GROUP, LTD. ("GIANT"). The price paid in each transaction represented the market closing price on January 26, 1996. The first transaction involved the repurchase of $16 million face value of the Notes for $11.1 million in cash. The second transaction involved the purchase of $6 million face value of Notes in exchange for a $4.1 million short-term note, due in three installments of principal and interest issued by Rally's. The Company has made payments totaling $2.1 million, together with accrued interest thereon, year to date on this short-term note. This note bears interest at the highest publicly announced reference rate of interest maintained by a large banking institution for commercial loans of short-term maturities to its most credit-worthy large corporate borrowers. The repurchase resulted in an extraordinary gain, net of tax, of $4.5 million or $.29 per share. The remaining outstanding Notes are publicly traded and at June 30, 1996 had a market value of $50.4 million based on the quoted market price for such notes.

      The purchases were approved by a majority of the independent Directors of the Company. Prior to the purchases, the Company's independent Directors had received an opinion as to the fairness of the transactions, from a financial point of view, from an investment banking firm of national standing.

      These purchases reduced total interest expense by approximately $329,000 for the first quarter of 1996, and approximately $513,000 for the second quarter of 1996, net of interest expense incurred on the short-term note discussed above. Such reduction is expected to be approximately $1.9 million for the full year 1996, net of interest expense incurred on the short-term note discussed above.

10.   GIANT GROUP, LTD. CREDIT FACILITY AND LETTERS OF CREDIT

      In early February 1996, GIANT entered into a one-year credit facility with the Company. Such credit facility is evidenced by a note payable to GIANT for up to $2 million. Any monies advanced under said note agreement shall bear interest at the highest publicly announced reference rate of interest maintained by a large banking institution for commercial loans of short-term maturities to its most credit-worthy large corporate borrowers plus two and one-half percent. Interest is payable monthly. The facility is renewable for one or more years at the discretion of GIANT. GIANT is not obligated to make any advance under this agreement.

      Terms of any specific advance under this facility are subject to an agreement on specific terms at the date of the advance. At June 30, 1996, there were no outstanding amounts under this facility.

      In addition, GIANT has issued certain irrevocable letters of credit to secure the obligation of the Company under its large deductible workers' compensation insurance program and to secure certain surety bonds previously issued by the Company. In total, at the end of the second quarter 1996, such letters of credit are approximately $800,000. Such letters of credit replaced similar letters of credit previously issued by the Company which had been secured by certificates of deposit. Such certificates have been liquidated to improve the overall liquidity of the Company.

11.   SUBSEQUENT EVENTS

      West Coast Operating Agreement

      On July 1, 1996, the Company entered into a ten-year Operating Agreement with Carl Karcher Enterprises, Inc., a subsidiary of CKE Restaurants, Inc. (collectively referred to as "CKE"). CKE is the operator of the Carl's Jr. restaurant chain. Pursuant to the agreement, 28 Rally's owned restaurants located in California and Arizona will be operated by CKE. Such agreement is cancelable after an initial five-year period, at the discretion of CKE. A portion of these restaurants, at the discretion of CKE, will be converted to the Carl's Jr. format. The agreement was approved by a majority of the independent Directors of the Company.
      Prior to the agreement, the Company's independent Directors had received an opinion as to the fairness of the agreement, from a financial point of view, from an investment banking firm of national standing.

      Under the terms of the Operating Agreement, CKE will be responsible for conversion costs associated with transforming the restaurants to the Carl's Jr. format, as well as the operating expenses of all the restaurants. Rally's will retain ownership of all 28 restaurants and will be entitled to receive a percentage of gross revenues generated by each restaurant. In subsequent periods, the Company's revenues will be reduced by the absence of the restaurants' sales, somewhat offset by the fee which will be paid to the Company by CKE. For the first six months of the current year, the restaurants covered by this Operating Agreement had sales of approximately $10.5 million. The Company anticipates that the agreement will positively contribute to both net income and cash flow. While the overall impact of the agreement is not expected to be material to the financial statements, it will allow management to concentrate its efforts in more fully developed Rally's markets. The agreement will also allow the Company to take advantage of any improvements in restaurant operations attained by CKE by implementing these improvements in Company stores. In the event of a sale by Rally's of any of the 28 restaurants, Rally's and CKE would share in the proceeds based upon the relative value of their respective capital investments in such restaurant.

      Shareholder Rights Offering

      The Company is distributing to holders of record of shares of its Common Stock, as of the close of business on July 31, 1996, transferable subscription rights ("Right(s)") to purchase Units consisting of one share of Common Stock and one Warrant to purchase an additional share of Common Stock. Stockholders will receive one Right for each share of Common Stock held on the Record Date. For each 4.5 Rights held, a holder will have the right to purchase one Unit for $3.00 each. Each Warrant may be exercised to acquire an additional share of Common Stock at an exercise price of $3.00 per share and expires four years from the date of issuance. If fully subscribed, this offering will generate over $10 million in gross proceeds and an additional $10 million, if the related Warrants are exercised. GIANT, Fidelity National Financial, Inc. ("Fidelity") and CKE, which are the owners of 4,312,063, 767,807 and 2,350,432 shares of Common Stock, respectively, have committed to exercise, or cause to be exercised, their rights related to shares held at the record date. The net proceeds of the Rights Offering will be used for new store construction, refurbishment of some existing restaurants and for other general corporate purposes, including possibly reducing outstanding indebtedness. No assurance can be given that the Rights Offering will be fully subscribed. The Company expects to finalize the Rights Offering in the third quarter, 1996.

      Authorization of Preferred Stock

      At the Company's annual meeting of stockholders held on July 10, 1996, stockholders authorized 5,000,000 shares of Preferred Stock, $.10 par value per share. As of July 31, 1996, no shares of Preferred Stock were outstanding and the Company has no present plans or commitments to issue any of the Preferred Stock.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company reported net income of $111,000 or $.01 per share for the second quarter of 1996 compared with a loss of $1.2 million or $.08 per share for the same period of the prior year. Total revenues decreased from $49.8 million in the second quarter of the prior year to $47.4 million in the second quarter of the current year. This 5% revenue decrease resulted primarily from a year-over-year decrease in the number of systemwide units operating during the period, a decline of 1% in Company same store sales for the quarter and lower royalties from franchisees.

For the six months ended June 30, 1996, the Company reported net income of $949,000 or $.06 per share compared with a loss of $4.8 million or $.30 per share for the prior year period. Total revenues decreased 3% to $89.3 million in 1996 compared with $92.3 million in 1995. This decrease for the six-month period is primarily due to a lower number of units in operation for the period and a franchised same store sales decline of 6%.

The second quarter of 1996 is the Company's first profitable quarter, excluding extraordinary gains, since the second quarter of 1993. The year-over-year improvement in results for the quarter and for the first half of the year is primarily attributable to the closure of poor performing stores in late 1995 and early 1996, the ongoing depreciation impact related to asset impairment writedowns, lower general and administrative expenses, reduced interest expense, lower advertising expenses and the initial impact of cost reduction strategies aimed at reducing food, paper and labor costs.

The Company closed 17 poor performing restaurants in the fourth quarter, 1995 and in the first quarter, 1996 pursuant to its restructuring plan more fully discussed in its 10-K for the 1995 fiscal year. These closures favorably impacted the Company's 1996 results of operations. In the first six months of the prior year, these closed restaurants lost $618,000 before any overhead, interest expense or income taxes.

Previously recorded asset impairment writedowns accounted for a majority of the decrease in depreciation and amortization. See Note 8 to the accompanying consolidated financial statements.

The Company's general and administrative expenses have been reduced through lower bad debt and other project charges, as well as cost control measures, including staff reductions.

On January 29, 1996, the Company repurchased $22.0 million face value of its 9 7/8% Senior Notes for $11.1 million in cash and a $4.1 million short-term note. The repurchase resulted in an extraordinary gain, net of tax, of $4.5 million. In addition to the extraordinary gain, the repurchase had two significant positive impacts on the Company. First, the repurchase decreased the Company's annual interest expense by approximately $2.0 million. Second, the repurchase reduced the Company's 1999 33 1/3% sinking fund indenture requirement to approximately $6 million, from $28 million.

Late in the second quarter, the Company initiated specific cost reduction actions, including changes in its overall procurement program and in staffing levels and labor deployment in the stores. Such changes included renegotiating contracts, selecting alternative vendors, making low risk specification changes and selectively closing the passenger- side drive-thru lanes of certain restaurants during non-peak times. Management believes these initiatives began to favorably impact results late in the second quarter. Such changes are expected to impact food, paper and labor costs in the third quarter and beyond although no assurance can be given with respect thereto. The Company will continue its efforts to further reduce such costs into the future.

In July 1996, the Company appointed a new advertising agency, Mendelsohn-Zien, in an effort to improve same store sales growth. Mendelsohn-Zien is also the ad agency for the Carl's Jr. ("Carl's") chain and has developed successful advertising for Carl's resulting in positive same stores sales growth for them. Although no assurance can be given that the Company will experience the same sales growth, management believes that improved advertising programs in conjunction with a more clearly defined brand strategy for the Company will positively effect sales.

During the second quarter of 1996, the Company established a strategic partnership with California based CKE Restaurants, Inc., a significant shareholder of the Company. The Company anticipates that the relationship will provide significant ongoing synergies which can significantly benefit both organizations' operations, procurement, marketing and other efforts. The first major step in this partnership was the implementation of a ten-year operating agreement whereby CKE assumes operational control of the 28 Company-owned stores in California and Arizona, beginning July 1, 1996. See Note 11 for further discussions of the Operating Agreement.

The Company's overall liquidity is expected to be favorably impacted by the Shareholder Rights Offering expected to be completed in the third quarter, 1996. If fully subscribed, the offering is expected to generate gross proceeds of over $10 million and an additional $10 million in new capital if the related common stock warrants are eventually exercised over their four-year life. The anticipated additional cash flows generated from the offering will allow the Company to modestly accelerate new store development as well as fund other important initiatives. See Note 11 for further discussion of the Rights Offering.

The Company opened two units and closed one unit during the quarter. Franchise operators opened five units during the quarter and closed three units. For the full year, the Company expects to open seven units. The Company also anticipates several additional franchised new store openings over the balance of the year.

Results of Operations

Rally's revenues are derived primarily from Company-owned restaurant sales and royalty fees from franchisees. The Company also receives revenues from the award of exclusive rights to develop Rally's restaurants in certain geographic areas (area development fees) and the award of licenses to use the Rally's brand and confidential operating system (franchise fees). Systemwide sales consist of aggregate revenues of Company-owned and franchised restaurants. In the future, the Company will receive revenues resulting from its agreement with CKE, which is more fully discussed in Note 11 to the accompanying consolidated financial statements. Restaurant cost of sales, restaurant operating expenses, depreciation and amortization, and advertising and promotion relate directly to Company-owned restaurants. General and administrative expenses relate to both Company-owned restaurants and franchise operations.

The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's consolidated statements of operations and operating data for the periods indicated:


                                                                  QUARTER ENDED                         SIX MONTHS ENDED
                                                              --------------------------            -------------------------
                                                              JULY 2,            JUNE 30,           JULY 2,           JUNE 30,
                                                               1995               1996               1995              1996
                                                              -------            -------            ------            -------
Revenues
     Restaurant sales                                           96.0%              96.7%              96.0%             96.7%
     Franchise revenues and fees                                 4.0                3.3                4.0               3.3
                                                               -----              -----              -----             -----
                                                               100.0%             100.0%             100.0%            100.0%
                                                               =====              =====              =====             =====
Costs and expenses
  Restaurant cost of sales (1)                                  33.7%              35.1%              34.0%             35.8%
  Restaurant operating expenses (1)                             43.7               44.3               44.7              46.8
  General and administrative expenses                            9.0                8.3                9.8               9.0
  Advertising and promotion
    expenses (1)                                                 7.5                4.5                7.2               5.7
  Depreciation and amortization (1)                              7.5                5.7                7.9               6.2
  Other charges                                                    -                 .1                  -                .8
  Income (loss) from operations                                  2.4                5.1                 .2              (1.1)
  Total other (expense)                                         (4.8)              (4.5)              (5.2)             (4.6)

  Net income (loss) before income taxes and
    extraordinary items                                         (2.4)%               .6%              (5.0)%            (5.7)%
                                                               =====              =====              =====             =====

Number of restaurants:
  Restaurants open at the beginning of period                    538                482                542               481
                                                               -----              -----              -----             -----

  Company restaurants opened (closed or
    transferred), net during period                                 -                 1                  4                 -

  Franchised restaurants opened (closed or
    transferred), net during period                              (12)                 2                (20)                4
                                                               -----              -----              -----             -----

  Total restaurants opened (closed or
    transferred), net during period                              (12)                 3                (16)                4
                                                               -----              -----              -----             -----

  Total restaurants open at end of period                        526                485                526               485
                                                               =====              =====              =====             =====


(1)      As a percentage of restaurant sales.

Three Months Ended July 2, 1995 Compared with Three Months Ended June 30, 1996.

Systemwide sales decreased 11% to $86.3 million for the quarter compared with $96.5 million a year ago. This decrease is attributable to 8% or 41 fewer restaurants being in operation at the end of the second quarter and to same store sales declines of 5% systemwide.

Total Company revenue decreased 5% to $47.4 million for the quarter compared with $49.8 million a year ago. Company- owned restaurant sales decreased $2.1 million to $45.8 million due to fewer Company units in operation and to a 1% decline in same store sales during the quarter. Franchise revenues and fees decreased by 20% in the second quarter primarily because 26 fewer franchised units were in operation at the end of the quarter and franchise same store sales declined by approximately 9%. During the quarter, the Company opened two units and closed one unit while franchisees opened five units and closed three units.

Restaurant cost of sales, as a percentage of sales, increased to 35.1% for the second quarter compared with 33.7% for the comparable quarter of the prior year. The increase in food cost resulted primarily from the shift of product mix sold, reflecting the impact of a larger percent of Big Buford TM Sandwich sales in the second quarter of 1996 compared to the same quarter 1995. While this product carries a significantly higher dollar profit per unit, it does carry a higher food cost percentage than did the products formerly comprising its share of the total product mix. The Company has implemented specific cost reduction strategies in the food and paper area by renegotiating contracts, selecting alternative vendors and by selectively changing some product and packaging specifications.

Restaurant operating expenses were 44.3% of sales compared with 43.7% for the comparable quarter of the prior year. Increased labor costs were due primarily to the implementation of the new service manager compensation plan in the first quarter of 1996. The Company has identified and implemented specific changes in staffing levels and labor deployment in certain stores, which are yielding savings in management and crew labor, as well as recent changes in the service manager compensation plan designed to tie manager compensation much more closely to improved profitability. These cost reduction actions should favorably influence ongoing operating expense performance.

General and administrative expenses in the second quarter of 1996, on both a dollar and percentage of sales basis, were lower than 1995. This decrease is caused primarily by lower levels of bad debt and other project charges, and by reductions and vacancies in the corporate staff, partially offset by higher legal fees.

Advertising expenses decreased approximately $1.5 million in the second quarter of 1996 compared to the same quarter of 1995 due primarily to decreases in levels of radio advertising, outdoor advertising and local store marketing, partially offset by an increase in television spending.

Depreciation and amortization decreased approximately $960,000 in the second quarter of 1996 compared to the same quarter 1995. This decrease is primarily due to asset writedowns associated with the adoption of SFAS 121 at the beginning of the fourth quarter, 1995 and to a decrease in the number of properties in operation.

Interest expense decreased 20% in the second quarter of 1996 to $2.1 million as compared to $2.7 million in 1995 primarily due to the early extinguishment of debt, as previously discussed. See "Liquidity and Capital Resources" and Note 9 to the accompanying consolidated financial statements, for further discussion.

Interest income was lower in the second quarter of 1996 compared with the comparable quarter a year ago due to decreases in the average daily invested amounts.

The Company's decrease in Other is due primarily to lower gains/losses on investments and to the storage costs related to excess modular buildings.

The Company's tax provision relates primarily to provisions for state taxes expected to be currently payable.


Six Months Ended July 2, 1995 Compared with Six Months Ended June 30, 1996.

Systemwide sales declined 9% for the first six months of 1996 to $162.9 million compared with $179.1 million a year ago. This decrease is attributable to 8% or 41 fewer restaurants being in operation at the end of the second quarter and to same store sales declines of 3% systemwide.

Total Company revenue decreased 3% to $89.3 million in 1996 compared with $92.3 million in 1995. Company-owned restaurant sales decreased 3% to $86.3 million primarily due to fewer Company units in operation, as comparable same store sales were essentially flat. Franchise revenues and fees decreased by 20% for the year primarily because there were 26 fewer franchised units in operation at the end of the second quarter and franchise same store sales declined by 6%. For the year to date, the Company opened two units and closed two units while franchisees opened eleven units and closed seven units.

Restaurant cost of sales, as a percentage of sales, increased to 35.8% for the first half of the year compared with 34.0% for the first half of the prior year. This increase was driven by higher food and paper cost as a percentage of sales. See the quarterly comparison for discussion of the shift in product mix and the impact of cost reduction strategies the Company has implemented in this area.

Restaurant operating expenses expressed as a percentage of sales increased to 46.8% for the first half of 1996 compared with 44.7% for 1995. This increase as a percentage of sales is primarily attributable to higher labor costs and repairs and maintenance costs. Increased labor costs were due primarily to the implementation of the new service manager compensation plan in the first quarter of 1996. See the quarterly comparison for discussion of cost reduction strategies in the labor area. Repair and maintenance costs increased primarily because of additional costs incurred in the total refurbishment of two existing stores, the relocation of surplus modular buildings and equipment, and the maintenance of the store base.

General and administrative expenses on a year-to-date basis are lower than 1995, on both a dollar and a percentage of sales basis. See earlier discussion above as the decrease is consistent with the quarterly results.

Advertising expenses were lower on a year-to-date basis due to spending level decreases in the second quarter, as previously discussed.

Depreciation and amortization on a year-to-date basis decreased to $5.3 million as compared to $7.0 million for the same period in the prior year. See earlier discussion above as the decrease is consistent with the quarterly results.

Interest expense decreased 15% on a year-to-date basis to $4.5 million as compared to $5.3 million for the same period in the prior year, consistent with the quarterly results.

Interest income was higher in the six months ended June 30, 1996 due primarily to interest earned on certain cash deposits related to the Company's large deductible insurance programs included in the balance sheet caption, "Intangible and other assets."

See earlier discussion of Other as the year-to-date trend is consistent with quarterly results.

The Company's net provision for income taxes year-to-date is $320,000 and relates to state taxes expected to be currently payable.


Liquidity and Capital Resources

The Company's cash flow used in operating activities was approximately $440,000 for the first half of 1996 compared with cash flow provided by operating activities of approximately $5.9 million for the same period in the prior year. This decrease resulted primarily from unfavorable changes in working capital which more than offset higher net income in 1996. The change in working capital related primarily to differences in the timing of accounts payable.

Capital expenditures of approximately $718,000 for the first half of 1996 were funded primarily through sales of surplus properties and existing cash balances. Approximately $376,000 of these expenditures were for the construction of new stores. Two of these stores opened in the first half of 1996 and two stores were under construction at June 30, 1996. The Company expects to open a total of seven units this year. The Company spent approximately $215,000 for the replacement of three existing store buildings, constructed in the late eighties, with surplus modular buildings. Such actions were taken to provide increased operational flexibility and to reduce maintenance costs in these units given the low cash outflow necessary to utilize certain of the surplus modular buildings. Remaining capital expenditures were primarily for the purchase and installation of certain replacement equipment. Full year capital expenditures are expected to be approximately $2 million to $4 million, inclusive of replacement capital.

In January 1996, the Company repurchased, in two transactions, $22 million face value of its 9 7/8% Senior Notes due in the year 2000. The Notes were purchased from GIANT GROUP, LTD. ("GIANT") at a price of $678.75 per $1,000 principal amount, representing the market closing price on the last business day prior to the repurchase date. The first transaction involved the repurchase of $16 million face value of the Notes for $11.1 million in cash. The second transaction involved the purchase of $6 million face value of the Notes in exchange for a $4.1 million short-term note due in three installments of principal and interest, bearing interest at prime. The Company has made payments totaling $2.1 million together with accrued interest thereon, year-to-date on this short-term note. Prior to the Senior Notes repurchases, the Company's Board of Directors had received an independent opinion from an investment banking firm as to the fairness of the transactions. As a result of these debt repurchases, the annualized ongoing interest payments on the Senior Notes have been reduced by approximately $2.2 million per year to approximately $6.2 million.

Principal payments of debt and capital leases totaled approximately $15.9 million during the first six months of 1996, inclusive of the $11.1 million and the $2.1 million related to the Senior Notes repurchased, as discussed above. The Company is required to make a mandatory sinking fund payment on June 15, 1999 calculated to retire 33 1/3% in aggregate principal amount of the Senior Notes issued with the balance maturing on June 15, 2000. The repurchase discussed above reduces such sinking fund requirement to approximately $6 million from $28 million.

In February 1996, the Company obtained a one-year credit facility from GIANT, evidenced by a note payable for up to $2 million. The facility is renewable for one or more years at the discretion of GIANT. GIANT is not obligated to make any advance under this agreement. As of June 30, 1996, there were no outstanding amounts under this facility. The note's interest rate fluctuates with the highest publicly announced reference rate of interest maintained by a large banking institution for commercial loans of short-term maturities to its most credit-worthy large corporate borrowers plus two and one-half percent.

The Company is actively marketing the assets included in the caption "Assets held for sale" in the accompanying consolidated balance sheet and expects realization in cash over the next 12 to 24 months, although actual timing of such cash flows cannot be predicted. The assets contained in this caption are recorded at management's current estimate of fair market value less costs to sell. There can be no assurances that these values will be realized. Approximately $3.5 million was generated during the first half of 1996 from the sale of land and buildings. The proceeds of the future sale of a property will be required to liquidate the related remaining outstanding balances of certain secured indebtedness totalling approximately $200,000. The Company is in default of certain covenants of this indebtedness and has classified it in current liabilities in the accompanying balance sheets. The debt instruments are not accelerated by the defaults although proceeds of the secured assets must be applied against the debt.

During the first half of the year, the Company received funds ($90,000) on land contracts covering four fee properties which are the subject of an aggregate amount of $1.8 million of sale/leaseback financing. The interest rate on such facility is approximately 12.5%. The holder of such contracts has been unable to complete contractual requirements to fund such transactions. The Company continues to consider alternatives offered by the holder including substitution of a different buyer or extension of time available to fund the agreements.

The Company expects cash flows to be favorably impacted by the Rights Offering it expects to complete in the third quarter, 1996. The additional capital will improve the Company's liquidity and strengthen the Company's balance sheet. It will also provide funds for new store development and other important initiatives. See Note 11 for further discussion of the Shareholder Rights Offering.

Until this quarter, the Company had not reported a profit, exclusive of extraordinary gains, since the second quarter of 1993. Although the Company believes existing cash balances, cash flow from operations, cash flow from the sale of assets and available tax refunds should be sufficient to fund its operations and obligations for 1996, the ability of the Company to satisfy its obligations under the Senior Notes will be dependent on the Company, among other factors, successfully increasing revenues and profits.

PART II.     OTHER INFORMATION

ITEM 1.      Legal Proceedings - See Note 6 to the financial statements.

ITEM 4       Submission of Matters to a Vote of Security Holders

             The Company's annual meeting of stockholders was held on July 10, 1996. At the meeting, stockholders elected a board of eight directors, ratified the authorization of Preferred Stock and non-voting Common Stock, ratified a proposal to amend the Company's 1990 Stock Option Plan, ratified a proposal to adopt the Company's amended 1995 Stock Option Plan for Non-Employee Directors and ratified the appointment of Arthur Andersen LLP as the Company's independent auditors.

             Results of the voting in connection with each item were as follows:

             Election of Directors             For                                Withheld
             ---------------------          ----------                             --------
             Terry N. Christensen           13,052,089                             123,256
             Willie D. Davis                13,050,989                             124,356
             Donald E. Doyle                13,052,064                             123,281
             William P. Foley II            13,052,084                             123,261
             David Gotterer                 13,050,689                             124,656
             Jeffrey Rosenthal              13,050,986                             124,356
             Burt Sugarman                  13,036,232                             139,113
             C. Thomas Thompson             13,051,089                             124,256

                                                                          For             Against            Abstain
                                                                       ----------         -------            --------
             Authorization of Preferred Stock and Non-
               voting Common Stock                                      8,132,572         340,211             44,084
             Amend 1990 Stock Option Plan                              12,470,861         332,802             60,878
             Adopt 1995 Non-employee Director Plan                      8,224,584         384,411             53,767
             Ratification of accountants                               13,084,121          59,554             31,670

ITEM 6.      Exhibits and Reports on Form 8-K.

             (a) Exhibits:

                 EXHIBIT
                  NUMBER                                    DESCRIPTION OF DOCUMENT
                 -------            -------------------------------------------------------------------------------
                    4.5             Other Debt Instruments - Copies of  debt instruments for which the related debt is less  than  10% of  the  Company's total  assets will  be  furnished to  the
                                    Commission upon request.
                  *10.14            Employment Agreement between  the Company  and Donald E.  Doyle dated  March 1,
                                    1996.
                   11               Calculation of Earnings Per Share.
                   27               Financial Data Schedule (for SEC use only)

             (b) Reports on Form 8-K:

                 May 3, 1996

                 July 24, 1996

* Compensatory plan required to be filed as an exhibit pursuant to Item 6a of Form 10-Q.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    RALLY'S HAMBURGERS, INC.





 Date:  August 12, 1996             By:  /s/ Donald E. Doyle
                                       ----------------------------------------
                                    Donald E. Doyle
                                    President and Chief Executive Officer





 Date:   August 12, 1996            By:  /s/ Michael E. Foss
                                       -----------------------------------------
                                    Michael E. Foss
                                    Senior Vice President and Chief Financial
                                       Officer
                                    (Principal Financial and Accounting Officer)