Form 10-Q
period 1996-09-29
RALLYS HAMBURGERS INC
filed 1996-11-13
CIK 854873

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 29, 1996

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ______ to ________

                              --------------------

                         COMMISSION FILE NUMBER 0-17980

                              --------------------

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

               OUTSTANDING AT November 6, 1996 - 20,521,840 shares

                                           RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES

                                                             INDEX


PART I.               Financial Information                                                                          PAGE NO.

                      ITEM 1.                    Consolidated Financial Statements

                                                 Consolidated Balance Sheets as of December 31, 1995 and
                                                 September 29, 1996 (Unaudited)                                          2

                                                 Consolidated Statements of Operations (Unaudited) for the
                                                 Quarters and Nine Months Ended October 1, 1995 and September 29,        3
                                                 1996

                                                 Consolidated Statements of Shareholders' Equity (Unaudited) for
                                                 the Nine Months Ended September 29, 1996                                4

                                                 Consolidated Statements of Cash Flows (Unaudited) for the Nine
                                                 Months Ended October 1, 1995 and September 29, 1996                     5

                                                 Notes to Consolidated Financial Statements (Unaudited)                  6

                      ITEM 2.                    Management's Discussion and Analysis of Financial Condition and
                                                 Results of Operations                                                  13

PART II.              Other Information

                      ITEM 1.                    Legal Proceedings                                                      21

                      ITEM 4.                    Submission of Matters to a Vote of Security Holders                    21

                      ITEM 6.                    Exhibits and Reports on Form 8-K                                       21

SIGNATURES                                                                                                              22

                      EXHIBIT 3.1                Restated Certificate of Incorporation, as amended                      23

                      EXHIBIT 11                 Calculation of Earnings Per Share                                      26

                      EXHIBIT 27                 Financial Data Schedule (for SEC use only)                             27



PART I.           FINANCIAL INFORMATION

ITEM 1.           Consolidated Financial Statements

                                          RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                       AS OF DECEMBER 31, 1995 AND SEPTEMBER 29,1996
                                    (In thousands, except shares and per share amounts)
                                                                                                                        (UNAUDITED)
                                                                                                     DECEMBER 31,      SEPTEMBER 29,
                                                                                                          1995              1996
                                                                                                    --------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                                          $   8,811         $   9,300
   Restricted cash                                                                                          683               669
   Investments                                                                                            4,933                --
   Royalties receivable, including $483 and $126 from related parties at December 31, 1995 and
     September 29, 1996, respectively, net of a reserve for doubtful accounts of $922 and $1,350 at
     December 31, 1995 and September 29, 1996, respectively                                                 818               407
   Accounts and other receivables, including $555 from related parties at September 29, 1996, net of
     reserve for doubtful accounts of $453 and $315 at December 31, 1995 and September 29, 1996,          2,131             2,679
     respectively
   Inventory, at lower of cost or market                                                                  1,056               771
   Current portion of notes receivable, including $10 from related parties at December 31, 1995, net
     of a reserve for doubtful accounts of $109 and $269 at December 31, 1995 and September 29, 1996,       113                44
     respectively
   Prepaid expenses and other current assets                                                              1,131             1,029
   Assets held for sale                                                                                   2,506               287
                                                                                                      ------------------------------
         Total current assets                                                                            22,182            15,186

Assets held for sale                                                                                      3,517             2,345
Property and equipment, at historical cost, less accumulated depreciation  of $33,391 and $36,765 at
   December 31, 1995 and September 29, 1996, respectively                                                78,683            70,893
Notes receivable, less current portion, including $165 from related parties at December 31, 1995, net
   of a reserve for doubtful accounts of $433 and $305 at December 31, 1995 and September 29, 1996,         676               718
   respectively
Intangible and other assets, less accumulated amortization of $6,888 and $7,326 at December 31, 1995
   and September 29, 1996, respectively                                                                  32,334            30,417
                                                                                                     -------------------------------
         Total assets                                                                                  $ 137,392         $ 119,559
                                                                                                     ===============================

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                                                   $    8,773         $   4,759
   Accrued liabilities                                                                                    15,959            15,494
   Current maturities of long-term debt and obligations under capital leases                              17,544             1,676
                                                                                                     -------------------------------
         Total current liabilities                                                                        42,276            21,929

Senior notes, net of discount of $768 and $489 at December 31, 1995 and September 29, 1996,               69,034            62,511
  respectively
Long-term debt, less current maturities                                                                    5,749             4,958
Obligations under capital leases, less current maturities                                                  5,631             5,500
Other liabilities                                                                                          8,030             6,184
                                                                                                    --------------------------------
         Total liabilities                                                                               130,720           101,082
                                                                                                    --------------------------------
Commitments and contingencies (Note 6)

Shareholders' equity:
Preferred stock, $.10 par value, 5,000,000 shares authorized,  no shares issued                             --                --
Common stock, $.10 par value, 50,000,000 shares authorized, 15,927,000 and 20,773,000 shares issued at
   December 31, 1995 and September 29, 1996, respectively                                                  1,593             2,077
Additional paid-in capital                                                                                60,804            70,762
Less:  Treasury shares, 273,000 at December 31, 1995 and September 29, 1996, respectively                 (2,108)           (2,108)
Retained deficit                                                                                         (53,617)          (52,254)
                                                                                                    --------------------------------
         Total shareholders' equity                                                                        6,672            18,477
                                                                                                    --------------------------------
         Total liabilities and shareholders' equity                                                    $ 137,392         $ 119,559
                                                                                                    ================================


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

                                          RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         (Unaudited)

                                     (In thousands, except shares and per share amounts)

                                                                QUARTERS ENDED                          NINE MONTHS ENDED
                                                      ------------------------------------------------------------------------------
                                                        OCTOBER 1,        SEPTEMBER 29,        OCTOBER 1,          SEPTEMBER 29,
                                                           1995               1996                1995                 1996
                                                      ------------------------------------------------------------------------------

REVENUES:
   Restaurant sales                                   $    47,916       $     37,081          $  136,511        $    123,360
   Franchise revenues and fees                              1,935              1,489               5,653               4,479
   Owner fee income                                            --                211                  --                 211
                                                      ------------------------------------------------------------------------------
         Total revenues                                    49,851             38,781             142,164             128,050
                                                      ------------------------------------------------------------------------------

COSTS AND EXPENSES:
   Restaurant cost of sales                                17,536             12,188              47,617              43,053
   Restaurant operating expenses, exclusive of
     depreciation and amortization and other
     operating expenses shown separately below             22,315             16,707              61,946              57,096
   General and administrative expenses                      5,284              3,394              14,296              11,394
   Advertising and promotion expenses                       3,286              1,465               9,659               6,380
   Depreciation and amortization                            3,294              2,318              10,298               7,620
   Owner expenses                                              --                322                  --                 322
   Other charges (credits)                                 12,939               (245)             12,939                 509
                                                      ------------------------------------------------------------------------------
         Total costs and expenses                          64,654             36,149             156,755             126,374
                                                      ------------------------------------------------------------------------------

   Income (loss) from operations                          (14,803)             2,632             (14,591)              1,676
                                                      ------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Interest expense                                        (2,753)            (2,053)             (8,028)             (6,512)
   Interest income                                            188                 23                 481                 402
   Other                                                       51                 12                 188                 (21)
                                                      ------------------------------------------------------------------------------
         Total other (expense)                             (2,514)            (2,018)             (7,359)             (6,131)
                                                      ------------------------------------------------------------------------------

Income (loss) before income taxes and
  extraordinary items                                     (17,317)               614             (21,950)             (4,455)

PROVISION (BENEFIT) FOR INCOME TAXES                           (1)               502                 119                (994)
                                                      ------------------------------------------------------------------------------
Income (loss) before extraordinary items                  (17,316)               112             (22,069)             (3,461)

EXTRAORDINARY ITEMS (net of tax benefit of $302
and tax expense of $1,515 for the 1996 quarter                 --                302                  --               4,824
and nine months ended, respectively)
                                                      ------------------------------------------------------------------------------

Net income (loss)                                     $   (17,316)      $        414          $  (22,069)       $      1,363
                                                      ================  ==================    ==============    ====================


Income (loss) per common share:
   Income (loss) before extraordinary item            $    (1.11)       $        0.01         $   (1.41)        $      (0.22)
   Extraordinary item                                         --                 0.02                 --                0.31
                                                      ----------------  ------------------    --------------    --------------------


Net income (loss)                                     $    (1.11)       $        0.03         $   (1.41)        $       0.09
                                                      ================  ==================    ==============    ====================

Weighted average shares outstanding                        15,631             15,896              15,611              15,833
                                                      ================  ==================    ==============    ====================


                                     The accompanying notes to consolidated financial
                                        statements are an integral part of these
                                                financial statements.

                                                  RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                 (Unaudited)

                                                                (In thousands)


                                                                             Treasury Stock and
                       Preferred Stock                 Common Stock          Contingent Shares
                 ---------------------------    ---------------------------  -------------------
                                                                                                  Additional  Retained
                   Shares    Shares               Shares    Shares                                 Paid-In    Earnings     Total
                 Authorized  Issued   Amount    Authorized  Issued   Amount    Shares   Amount     Capital    (Deficit)   Equity
                 ----------  ------   ------    ----------  ------   ------    ------   ------     -------    ---------   ------

Balances at
  December 31, 1995  --        --       --         50,000    15,927    1,593     (273)   (2,108)     60,804    (53,617)      6,672

Amendment to the
  Charter (B)       5,000      --       --          --        --       --        --       --         --          --         --
Issuance of common
  stock              --        --       --          --        4,846      484     --       --          9,958      --         10,442
Net loss             --        --       --          --        --       --        --       --         --          1,363       1,363
                    ----------------------------------------------------------------------------------------------------------------
Balances at
September 29, 1996  5,000      --       --         50,000    20,773 $  2,077     (273) $ (2,108)  $  70,762    (52,254)  $  18,477

                  ==========  =====   ======== ===========   ====== =========  =======  ========  ==========  ========== =========


(A)        On May 13, 1995,  stockholders of the Company  approved a proposal to amend the  Certificate  of  Incorporation  to increase  the number of
           authorized   shares  of  Common  Stock  from  25,000,000   shares  to
           50,000,000.

(B) On July 10, 1996, stockholders of the Company approved a proposal to amend the Certificate of Incorporation to authorize 5,000,000 shares of Preferred Stock, $.10 par value per share.



                                                  The accompanying notes to consolidated financial
                                                     statements are an integral part of these
                                                                financial statements.

                                       RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 5)
                                                      (Unaudited)

                                                     (In thousands)
                                                                                                    NINE MONTHS ENDED
                                                                                           ----------------------------------
                                                                                            OCTOBER 1,         SEPTEMBER 29,
                                                                                               1995                1996
                                                                                           ----------------------------------

CASH FLOWS PROVIDED FROM (USED IN) OPERATING ACTIVITIES:
   Net income (loss)                                                                       $  (22,069)       $    1,363
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
        Depreciation and amortization                                                          10,298             7,940
        Other charges                                                                          12,939               509
        Provision for losses on receivables                                                     1,220               548
        Stock grants                                                                              126                --
        Extraordinary items, before tax expense of $1,515                                          --            (6,339)
        Other                                                                                   1,627               913
        Changes in assets and liabilities, net of effects from business combinations:
          (Increase) decrease in assets:
            Receivables                                                                        (1,613)             (597)
            Inventory                                                                             (90)              285
            Prepaid expenses and other current assets                                              27                69
          Increase (decrease) in liabilities:
            Accounts payable, accrued interest and other accrued liabilities                    7,765            (4,391)
            Deferred income taxes                                                                 (13)               --
            Accrued income taxes                                                                   --                57
            Other liabilities                                                                    (218)           (1,080)
                                                                                           ----------------------------------

              Net cash provided by (used in) operating activities                               9,999              (723)
                                                                                           ----------------------------------

CASH FLOWS PROVIDED FROM (USED IN) INVESTING ACTIVITIES:
   (Increase) decrease in investments                                                          (2,970)            4,933
   Notes receivable                                                                               124               362
   Pre-opening costs                                                                              (45)              (74)
   Capital expenditures                                                                        (2,907)           (1,321)
   Proceeds from the sale of property and equipment and assets held for sale                    3,616             3,903
   (Increase) in other assets                                                                    (671)             (157)
   Acquisition of businesses, net of cash acquired                                             (1,931)               --
   Proceeds from the sale of a business                                                         2,730                --
                                                                                           -----------------------------------

              Net cash provided by (used in) investing activities                              (2,054)            7,646
                                                                                           -----------------------------------

CASH FLOWS PROVIDED FROM (USED IN) FINANCING ACTIVITIES:
   Decrease in restricted cash                                                                     --                14
   Principal payments of debt                                                                  (1,742)           (5,436)
   Senior Notes retirement                                                                         --           (11,053)
   Proceeds from the issuance of common stock, net of costs of issuance                            61            10,442
   Principal payments on capital lease obligations                                               (472)             (401)
                                                                                           -----------------------------------

              Net cash used in financing activities                                            (2,153)           (6,434)
                                                                                           -----------------------------------

              Net increase  in cash                                                             5,792               489

CASH AND CASH EQUIVALENTS, beginning of period                                                  2,707             8,811
                                                                                           -----------------------------------

CASH AND CASH EQUIVALENTS, end of period                                                   $    8,499        $    9,300
                                                                                           ==============    ==================


                                          The accompanying notes to consolidated financial
                                              statements are an integral part of these
                                                        financial statements.

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

       Rally's is one of the largest chains of double drive-thru restaurants in the United States. At October 31, 1996, the Rally's system included 474 restaurants in 19 states, primarily in the Midwest and the Sunbelt, comprised of 235 Company-owned and 239 franchised restaurants. Twenty-eight of the Company-owned restaurants in Western markets are operated by CKE Restaurants, Inc. ("CKE"), a significant shareholder of the Company, under an operating agreement which began July, 1996. The Company's restaurants offer high quality fast food served quickly. The Company primarily serves the drive-thru and take-out segments of the quick-service restaurant industry. The Company opened its first restaurant in January 1985 and began offering franchises in November 1986.

       Rally's Hamburgers, Inc., Rally's of Ohio, Inc., Self Service Drive Thru, Inc. and Hampton Roads Foods, Inc. own and operate Rally's restaurants in various states. Additionally, Rally's Hamburgers, Inc. operates as franchisor of the Rally's brand. Rally's Management, Inc. provides overall corporate management of the Company's businesses. Rally's Finance, Inc. was organized for the purpose of making loans to Rally's franchisees to finance the acquisition of restaurant equipment and modular buildings. RAR, Inc. was organized for the purpose of acquir-ing and operating a corporate airplane and is currently inactive. The Company's wholly-owned subsidiary, ZDT Corporation, was formed to own the Zipps brand and franchise system. MAC I was organized for the purpose of acquiring a manufacturer of modular buildings. The manufactur-ing business was sold in January 1995 (see Note 2).

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

       In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly the Company's financial position as of September 29, 1996 and the results of its operations for the quarter and nine months ended October 1, 1995 and September 29, 1996, cash flows for the nine months ended October 1, 1995 and September 29, 1996 and the related changes in shareholders' equity for the nine months ended September 29, 1996. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

       Revenue received as a result of the operating agreement with CKE is referred to as Owner fee income in the accompanying consolidated financial statements. Expenses related to the ongoing investment in the CKE-operated restaurants consist primarily of depreciation and amortization and are referred to as Owner expenses in the accompanying consolidated financial statements.

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

 4.    INVESTMENTS

       As of December 31, 1995, excess funds were invested in U.S. Treasury and investment grade corporate debt securities. These securities are deemed as "available-for-sale" under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" and are reported at fair value. Unrealized holding gains and losses, excluding those losses considered to be other than temporary, are reported as a net amount in a separate component of shareholders' equity. There were no unrealized holding gains or losses at December 31, 1995. Provisions for declines in market value are made for losses considered to be other than temporary. No such provision was necessary for the period ended December 31, 1995. The market value of the portfolio was determined based on quoted market prices for these investments. Realized gains or losses from the sale of investments are based on the specific identification method.

       There were no investments at September 29, 1996. The carrying value and market value of investments at December 31, 1995 were as follows:

                                                                       GROSS               GAINS
                                                                     UNREALIZED         UNREALIZED
                                                   CARRYING           HOLDING             HOLDING         MARKET
                                                    VALUE              GAINS              LOSSES          VALUE
                                                ---------------   ------------------- ------------------------------
   DECEMBER 31, 1995

   United States government and its agencies    $   4,933         $     --            $    --           $  4,933
                                                ===============   =================   ================= ============

       The proceeds from the sale of investments and related gross gains and losses for the quarter and nine months ended October 1, 1996 and September 29, 1996 were as follows:

                                                                QUARTERS ENDED                          NINE MONTHS ENDED
                                                    --------------------------------------------------------------------------------
                                                       OCTOBER 1,         SEPTEMBER 29,         OCTOBER 1,        SEPTEMBER 29,
                                                          1995                1996                 1995                1996
                                                    ------------------ -------------------------------------------------------------

           Proceeds from the sale of investments     $     1,991       $       --             $     7,595      $     4,933
           Gross gains realized                                7               --                      56               --
           Gross losses realized                            --                 --                    --                 --

 5.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                 NINE MONTHS ENDED
                                                                     ----------------------------------------------
                                                                        OCTOBER 1,            SEPTEMBER 29,
                                                                           1995                    1996
                                                                     ------------------    -----------------------
Interest paid (net of amount capitalized)                            $      5,930          $       5,052
Income taxes paid                                                              45                    463
Capital lease obligations incurred                                          1,616                    111

       Interest incurred during the construction of restaurants is capitalized as a component of the cost of the restaurants and is amortized on a straight-line basis over the estimated useful lives of the restaurants. The amount of interest capitalized in all quarters was insignificant.

       The purchase of HRF, described in Note 2, was recorded as follows:

                                                                    NINE MONTHS ENDED
                                                               -------------------------------
                                                                     OCTOBER 1, 1995
                                                               -------------------------------

Fair value of assets acquired                                             $9,133
Cash paid                                                                 (2,125)
                                                                        ---------
Liabilities assumed                                                       $7,008
                                                                        =========

       As a result of the sale of Beaman, discussed in Note 2, the Company recorded a note receivable of approximately $347,000, discounted at 12.5%. The Company recorded $547,000 in notes receivable primarily as the result of the sale of five of its restaurants. These non-cash transactions have been excluded from the consolidated statement of cash flows.

       For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

6.     COMMITMENTS AND CONTINGENCIES

       Litigation


       In January and February 1994, two putative class action lawsuits were filed, purportedly on behalf of the stockholders of Rally's in the United States District Court for the Western District of Kentucky, against Rally's, Burt Sugarman and GIANT and certain of Rally's present and former officers and directors and its auditors. The complaints allege defendants violated the Securities Exchange Act of 1934, among other claims, by issuing inaccurate public statements about the Company in order to arbitrarily inflate the price of its common stock. The plaintiffs seek unspecified damages. On April 15, 1994, Rally's filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied Rally's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification; the plaintiffs renewed this motion, and despite opposition by the defendants, the Court granted such motion for class certification on April 16, 1996. In October 1995, the plaintiffs filed a motion to disqualify Christensen, White, Miller, Fink, Jacobs, Glaser, Shapiro, LLP ("Christensen, White") as counsel for defendants based on a purported conflict of interest allegedly arising from the representation of multiple defendants as well as Ms. Glaser's position as both a former director of Rally's and a partner in Christensen, White. Defendants filed an opposition to the motion, and the motion to disqualify Christensen, White was denied. The action was stayed between May 30 and July 31, 1996 to facilitate settlement discussions. One settlement conference has been conducted; no others are currently scheduled. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverages will apply. The defendants deny all wrongdoing and intend to defend themselves vigorously in this matter. Discovery is proceeding. Because these matters are in a preliminary stage, the Company is unable to determine whether a resolution adverse to the Company will have a material effect on its results of operations or financial condition. Accordingly, no provisions for any liabilities that may result upon adjudication have been made in the accompanying financial statements.


       In July 1994, the Company entered into an agreement with Red Line Burgers, Inc. ("Red Line") whereby Red Line leased from the Company all of its assets being operated as Rally's restaurants in Houston, Texas. Additionally, the agreement called for Red Line to convert Red Line's eight competing units in the Houston market to the Rally's brand. Red Line failed to make certain lease payments and on June 20, 1995, the Company filed an action in the United States District Court for the Southern District of Texas, Galveston Division, seeking recovery of damages from Red Line for its breach of the leases and subleases entered into with the Company. The action alleges that Red Line also committed events of default under the terms of all of its Franchise Agreements with the Company. As a result of such defaults, the Company terminated such Franchise Agreements, and on August 3, 1995, the Company filed suit in the United States District Court, Western District of Kentucky, alleging breach of contract due to Red Line's failure to pay royalties and other payments required by the Franchise Agreements and its failure to pay approximately $400,000 plus interest owed on certain promissory notes issued to the Company in lieu of such payments. The Company also seeks accountability for $660,000 in conversion costs paid by the Company for conversion of Red Line's Houston restaurants. Subsequent to the commencement of the foregoing actions, Red Line filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In connection with such proceedings, the Company's actions against Red Line have been stayed. In October, 1996, Red Line filed a Disclosure Statement and Plan of Reorganization (the "Plan") which disputes Red Line's obligation to pay the Company any of the foregoing monies. The Company intends to vigorously oppose the Plan.

       In February 1996, Harbor Finance Partners ("Harbor") commenced a derivative action, purportedly on behalf of Rally's against GIANT and certain of Rally's officers and directors before the Delaware Chancery Courts. Harbor named Rally's as a nominal defendant. Harbor claims that the directors and officers of Rally's, along with GIANT, breached their fiduciary duties to the public stockholders of Rally's by causing Rally's to repurchase from GIANT certain Rally's Senior Notes at an inflated price. Harbor seeks unspecified damages, along with rescission of the repurchase transaction. All defendants have moved to dismiss the action, and a hearing has been scheduled for November 26, 1996. Management does not believe that this litigation will have a material effect on the Company's results of operations or financial condition.

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

 7.    ASSETS HELD FOR SALE


       Assets held for sale include land and modular buildings idled by the prior years' slowdowns in the Company's expansion plans and land associated with the closure of stores. The Company has recorded significant charges resulting from restructurings, other restaurant closings and certain other charges more fully discussed in the 10-K.


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


       During the first  quarter of 1996,  two  additional  restaurants,  due to their continued poor operating performance, were determined to be impaired, resulting in charges of approximately $754,000 included in the caption, Other charges. As required by the Standard, the Company will continue to periodically review its assets for impairment where circumstances indicate that such impairment may exist.


 9.    REPURCHASE OF SENIOR NOTES

       On January 29, 1996, the Company repurchased, in two transactions, at a price of $678.75 per $1,000 principal amount, $22 million face value of its 9 7/8% Senior Notes due in the year 2000 from GIANT GROUP, LTD. ("GIANT"). The price paid in each transaction represented the market closing price on January 26, 1996. The first transaction involved the repurchase of $16 million face value of the Notes for $11.1 million in cash. The second transaction involved the purchase of $6 million face value of Notes in exchange for a $4.1 million short-term note, due in three installments of principal and interest, issued by Rally's. The Company paid the final installment on this note, together with accrued interest thereon, on September 27, 1996. The repurchase resulted in an extraordinary gain, net of tax, of $4.8 million or $.31 per share. The remaining outstanding Notes are publicly traded and at September 29, 1996 had a market value of $54.5 million based on the quoted market price for such notes.

       The purchases were approved by a majority of the independent Directors of the Company. Prior to the purchases, the Company's independent Directors had received an opinion as to the fairness of the transactions, from a financial point of view, from an investment banking firm of national standing.


       These purchases reduced total interest expense by approximately $329,000 for the first quarter of 1996, approximately $513,000 for the second quarter of 1996 and approximately $537,000 for the third quarter of 1996, net of interest expense incurred on the short-term note discussed above. Such reduction is expected to be approximately $1.9 million for the full year 1996, net of interest expense incurred on the short-term note discussed above.


10.    GIANT GROUP, LTD. CREDIT FACILITY AND LETTERS OF CREDIT

       In early February 1996, GIANT entered into a one-year credit facility with the Company. Concurrent with the completion of its Rights Offering on September 20,1996, this credit facility was terminated by agreement of the parties.

       In addition, GIANT had issued certain irrevocable letters of credit to secure the obligation of the Company under its large deductible workers' compensation insurance program and to secure certain surety bonds previously issued by the Company. In total, at the end of the third quarter 1996, such letters of credit were approximately $800,000. Subsequent to September 29, 1996, the Company replaced those irrevocable letters of credit with letters of credit secured by certificates of deposit purchased by the Company.

11.    SHAREHOLDER RIGHTS OFFERING

       A Shareholder Rights Offering (the "Offering") was completed on September 20, 1996. The Company distributed to holders of record of its Common Stock, as of the close of business on July 31, 1996 (the "Record Date"), transferable subscription rights ("Right(s)") to purchase Units consisting of one share of Common Stock and one Warrant to purchase an additional share of Common Stock. Stockholders received one Right for each share of Common Stock held on the Record Date. For each 3.25 Rights held, a holder had the right to purchase one Unit for $2.25 each. The Offering consisted of 4,825,805 Units. Each Warrant may be exercised to acquire an additional share of Common Stock at an exercise price of $2.25 per share and expires on September 26, 2000. The Company may redeem the Warrants, at $.01 per Warrant, upon 30 days' prior written notice in the event the closing price of the Common Stock equals or exceeds $6.00 per share for 20 out of 30 consecutive trading days ending not more than 30 days preceding the date of the notice of redemption. The Offering was fully subscribed and raised over $10.8 million in gross proceeds offset by legal and other issuance costs of approximately $437,000. In addition to the $10.8 million provided by the Rights Offering, the Warrants issued could provide an additional $10.8 million for the Company's future growth. The Company had 15,683,869 shares of Common Stock outstanding on the Record Date. Immediately after the Offering, 20,509,674 shares of Common Stock and 4,825,805 Warrants were outstanding.

12.    SUBSEQUENT EVENT

       Bondholder Consent

       On September 5, 1996 by Consent Solicitation Statement, the Company solicited consent of its bondholders whereby the beneficial ownership of 35% or more of the voting stock of the Company by GIANT, Fidelity National Financial, Inc., CKE and/or any of their affiliates would not constitute a change of control for purposes of Section 4.14 of the Indenture. On October 21, 1996, the bondholder consent was approved by a majority of the holders of record as of the date of the Consent Solicitation.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company reported net income of $414,000 or $.03 per share for the third quarter of 1996 compared with a net loss of $17.3 million or $1.11 per share for the same period of the prior year. For the nine months ended September 29, 1996, the Company reported net income of $1.4 million or $.09 per share compared with a net loss of $22.1 million or $1.41 per share for the prior year period. Year to date results were favorably impacted by an extraordinary gain, net of tax, of $4.8 million or $.31 per share from the early extinguishment of debt during the first quarter of 1996. Prior year quarter and year to date results were impacted by significant other charges of $12.9 million related to the closure of certain restaurants and to writedowns related to assets held for sale. Current year results included $245,000 in income and $509,000 in expense for the quarter and year to date, respectively, related to the writedown and sale of assets.

Total revenues decreased to $38.8 million in the quarter from $49.9 million in the third quarter of the prior year. Total revenues for the nine month period decreased to $128.1 million in 1996 compared with $142.2 million in 1995. This decrease in revenues for the quarter and for the first nine months of the year is primarily attributable to (i) a year-over-year decrease in the number of Company units operating during the periods, (ii) the Company's operating agreement with CKE, which took effect in July, 1996, whereby CKE assumed operating responsibility for 28 Company-owned units in the Company's Western markets, (iii) Company same store sales declines for the quarter and for the first nine months, and (iv) lower royalties from franchisees. See discussion under Liquidity and Capital Resources.

The third quarter of 1996 is the Company's second consecutive profitable quarter, excluding extraordinary gains, after the Company posted eleven consecutive quarterly losses dating back to the third quarter of 1993. Management attributes the continued profitability in a period of negative same store sales to (i) reduced fixed costs resulting from the prior closure or writedown of underperforming stores, (ii) reduced interest expense resulting from the first quarter retirement of certain of the Senior Notes, and (iii) continued implementation of controllable cost reduction programs impacting advertising, general and administrative expenses and store level costs (e.g. food, paper, labor, controllables) discussed in more detail below. Management had anticipated a significant decrease in revenues during the third quarter, 1996 as compared to the prior year third quarter due to its decision to less aggressively discount its product in the current year. However, management recognizes the necessity of increasing revenues on an ongoing basis. Management expects the new advertising campaigns and enhanced menu offerings that will be introduced in the Company's fourth quarter offer the best opportunity to reverse current same store sales growth trends. The anticipated actions reflect a significant repositioning of the Company's brand and are expected, therefore, to require coordination of new menu items, new menu boards, a new advertising campaign and effective store level operations execution. Management currently anticipates that the Company-wide rollout of the repositioning can be completed during the first quarter of 1997. Management also expects continued effort focused on further reduction in costs and currently plans to continue testing and implementing cost saving strategies in its stores.

On January 29, 1996, the Company repurchased $22.0 million face value of its 9 7/8% Senior Notes for $11.1 million in cash and a $4.1 million short term note. The repurchase resulted in an extraordinary gain, net of tax, of $4.5 million, subsequently revised to $4.8 million in the third quarter to reflect a change in the available tax benefit on book losses before extraordinary items, due to net income in subsequent quarters. In addition to the extraordinary gain, the repurchase had two significant impacts on the Company. First, the repurchase decreased the Company's annual interest expense by approximately $2.0 million. Second, the repurchase reduced the Company's 1999 33 1/3% sinking fund indenture requirement to approximately $6 million, from $28 million.

The Company's liquidity was favorably impacted by the completion of its Rights Offering (the "Offering") in September, 1996. The Offering raised $10.8 million in new capital before approximately $437,000 in offering costs and will raise an additional $10.8 million in new capital if the related common stock warrants are exercised over their four year life. The Company may redeem the warrants, at $.01 per warrant, upon 30 days' prior written notice in the event the closing price of the common stock equals or exceeds $6.00 per share for 20 out of 30 consecutive trading days ending not more than 30 days preceding the date of the notice of redemption. The additional cash flows generated from the Offering will allow the Company to modestly accelerate new store development as well as fund other important initiatives. See Note 11 for further discussion of the Rights Offering.

The Company opened two units, closed six units, and transferred operational responsibility to CKE for 28 units during the quarter. Five of the six units closed were poor performing units located in Montgomery, Alabama, the assets of which were sold to a non-affiliated restaurant operator during the third quarter. Franchise operators opened three units during the quarter and closed seven units. By the end of the year, the Company expects to open at least three additional units, two of which were under construction as of September 29, 1996. The Company may open several additional units which would be conversions of existing restaurants if lease negotiations are completed in the near term. The Company also anticipates several additional franchised new store openings over the balance of the year.

Results of Operations


Rally's revenues are derived primarily from Company-owned restaurant sales and royalty fees from franchisees. The Company also receives revenues from the award of exclusive rights to develop Rally's restaurants in certain geographic areas (area development fees) and the award of licenses to use the Rally's brand and confidential operating system (franchise fees). Systemwide sales consist of aggregate revenues of Company-owned and franchised restaurants. Company revenue also includes payments resulting from an operating agreement with CKE, referred to as Owner fee income in the accompanying consolidated financial statements. Restaurant cost of sales, restaurant operating expenses, depreciation and amortization, and advertising and promotion relate directly to Company-owned restaurants. General and administrative expenses relate to both Company-owned restaurants and franchise operations. Owner expenses relate to CKE-operated restaurants and consist primarily of depreciation and amortization.

The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's consolidated statements of operations and operating data for the periods indicated:

                                                                    QUARTER ENDED                          NINE MONTHS ENDED
                                                        ----------------------------------------------------------------------------
                                                           OCTOBER 1,         SEPTEMBER 29,        OCTOBER 1,         SEPTEMBER 29,
                                                              1995                1996                1995                1996
                                                        ----------------------------------------------------------------------------

Revenues
     Restaurant sales                                          96.1%              95.6%                 96.0%             96.3%
     Franchise revenues and fees                                3.9                3.8                   4.0               3.5
     Owner fee income                                          --                   .6                 --                   .2
                                                        ----------------------------------------------------------------------------
                                                              100.0%             100.0%                100.0%            100.0%
                                                        =================  ====================  ================  =================

Costs and expenses
  Restaurant cost of sales (1)                                 36.6%              32.9%                 34.9%             34.9
  Restaurant operating expenses (1)                            46.6               45.1                  45.4              46.3
  General and administrative expenses                          10.6                8.8                  10.0               8.9
  Advertising and promotion
    expenses (1)                                                6.9                4.0                   7.1               5.2
  Depreciation and amortization (1)                             6.9                6.3                   7.5               6.2
  Owner expenses (2)                                           --                152.6                  --               152.6
  Other charges (credits)                                      26.0                (.6)                  9.1                .4
  Income (loss) from operations                               (29.7)               6.8                 (10.3)              1.3
  Total other (expense)                                        (5.0)              (5.2)                 (5.2)             (4.8)

  Net income (loss) before income taxes and
    extraordinary items                                       (34.7)%              1.6%                (15.5)%            (3.5)%
                                                        =================  ====================  ================  =================

Number of restaurants:
  Restaurants open at the beginning of period                 526                485                   542               481
                                                        ----------------------------------------------------------------------------

  Company restaurants opened (closed or
     transferred), net during period                            1                 (4)                    5                (4)
  Franchised restaurants opened (closed or
     transferred), net during period                          (29)                (4)                  (49)                0
                                                        ----------------------------------------------------------------------------
  Total restaurants opened (closed or transferred),
     net during period                                        (28)                (8)                  (44)               (4)
                                                        ----------------------------------------------------------------------------
  Total restaurants open at end of period                     498                477                   498               477
                                                        =================  ====================  ================  =================

(1)      As a percentage of restaurant sales.
(2)      As a percentage of owner fee income.

Three Months Ended October 1, 1995 Compared with Three Months Ended September 29, 1996.

Systemwide sales decreased 15% to $81.3 million for the quarter compared with $96.0 million a year ago. This decrease is primarily attributable to 21 fewer restaurants being in operation at the end of the third quarter and to systemwide same store sales declines of 10%. As previously discussed, management had anticipated significant same store declines due to its decisions (i) not to match the deep discount offers which greatly impacted store margins in the prior year and (ii) to limit media spending until work with the new advertising agency on new creative and brand positioning was completed. The new advertising campaigns and enhanced menu will begin late in the Company's fourth quarter and are not expected to significantly improve same store sales until 1997.

Total Company revenues decreased 22% to $38.8 million for the quarter compared with $49.9 million a year ago. Company-owned restaurant sales decreased $10.8 million to $37.1 million primarily due to 48 fewer Company units in operation and an 11.9% decline in same store sales during the quarter. Over $5 million of the decline is due to the transfer of operating responsibility for 28 restaurants in the Company's Western markets to CKE under an operating agreement which took effect July, 1996. Under the operating agreement, CKE is responsible for all operations of the restaurants and pays the Company a percentage of the sales of the restaurants which is separately reported as Owner fee income. For the first half of the current year and all of the prior year, the revenues and operating expenses of these units were included in the Company's financial statements. Franchise revenues and fees decreased by 23% in the third quarter primarily because there were 14 fewer equivalent franchised units in operation for the quarter and franchise same store sales declined by 9%. Units closed by the Company from October, 1995 through June, 1996 had aggregate sales of $1.9 million for the prior year quarter.

Restaurant cost of sales, as a percentage of sales, decreased to 32.9% for 1996 compared with 36.6% for the comparable quarter of the prior year. This significant decline is primarily due to reduced levels of discounting in the current year quarter, discussed above, and to the impact of implemented cost reduction strategies. These strategies include selective changes in some product and packaging specifications as well as renegotiation of purchase terms and selection of alternative vendors. Management intends to continue to consumer test and implement such cost savings strategies in its stores, where appropriate.

Restaurant operating expenses were 45.1% of sales compared with 46.6% for the comparable quarter of the prior year. The reduction is primarily due to management's cost reduction actions in the labor area and better fixed cost coverage in stores open during the current year quarter. This better fixed cost coverage is the result of closing poorer performing units and of transferring operational responsibility for certain higher fixed cost restaurants in Western markets to CKE. The identified and implemented changes in staffing levels and labor deployment in certain stores are yielding savings in management and crew labor. Management believes that these cost reduction actions should favorably influence ongoing operating expense performance; however, their impact may be partially offset by recent increases in the minimum wage.

General and administrative expenses in the third quarter of 1996, on both a dollar and percentage of sales basis, were lower than 1995. This decrease was primarily due to lower levels of bad debt expense, reduction in real estate project write-offs related to development slowdowns in the prior year and reductions in the corporate and field operation staffs.

Advertising expenses decreased approximately $1.8 million in the third quarter of 1996 compared to the same quarter of 1995 due primarily to lower levels of television and other media advertising. Management expects to continue conservative levels of spending until the new creative and enhanced menu work can be implemented.

Depreciation and amortization decreased approximately $980,000 in the third quarter of 1996 compared to the same quarter of 1995. This decrease is primarily due to asset writedowns associated with the adoption of SFAS 121 at the beginning of the fourth quarter, 1995, to a decrease in the number of properties being operated by the Company, and to a segregation to Owner expense of depreciation and amortization associated with CKE-operated properties.

Owner expenses of $322,000 in the third quarter of 1996 represent the Company's segregated ownership cost related to the 28 units operated by CKE. These expenses consist primarily of depreciation and amortization associated with the properties.

Other charges were expenses of $12.9 million in the third quarter of 1995 and income of $245,000 in the current year. The prior year charges related primarily to asset writedowns and expected future occupancy costs on 25 units targeted for closure and writedowns on assets held for sale. The income for the current year quarter is primarily attributable to a $232,000 favorable change in estimate associated with the sale of the assets of the Company's 5 store Montgomery market during the quarter.

Interest expense decreased 25% in the third quarter of 1996 to $2.1 million compared to $2.8 million in 1995 primarily due to the early extinguishment of debt, as previously discussed. See "Liquidity and Capital Resources" and Note 9 to the accompanying consolidated financial statements, for further discussion.

Interest income was lower in the third quarter of 1996 compared with the comparable quarter a year ago due to decreases in the average daily invested amounts.

The net tax provision of $200,000 in the current quarter (obtained by adding the tax provision line to the reduction in tax applicable to the current year extraordinary item reflected on the extraordinary item line) is related to state taxes expected to be payable. The reported total provision for the quarter was $502,000. This amount consist of the state taxes plus the $302,000 decrease in previously recorded tax benefit available due to the extraordinary gain recorded in the Company's first quarter. There is no impact on net income in the quarter arising from the $302,000, as a corresponding increase in the gain on extraordinary item (actually a reduction of the estimated tax impact on the extraordinary item) has also been recorded. Given our current expected tax position, the tax expense on the extraordinary item is limited to the lesser of tax at a normal tax rate on the extraordinary item or the total available tax benefit on our annual loss before income taxes and extraordinary items calculated at the Company's effective tax rate. Since net income has been generated in ensuing quarters of the current year, the available book losses have declined creating the adjustment to the provision and to the net of tax extraordinary item, which had first been recorded in the Company's first quarter.

Nine Months Ended October 1, 1995 Compared with Nine Months Ended September 29, 1996.

Systemwide sales declined 7% for the first nine months of 1996 to $254.7 million compared with $275.1 million a year ago. This decrease is attributable to 21 fewer restaurants being in operation at the end of the third quarter of the current year of which 17 were closed in the fourth quarter, 1995 and first quarter, 1996 and to same store sales declines of 6% systemwide. Systemwide same store sales were essentially flat in the first quarter, showed a 3% decline for the first six months and showed a larger decline for the nine months due to the rollover of the prior year's 10th anniversary deep discount promotion.

Total Company revenues decreased 10% to $128.1 million in 1996 compared with $142.2 in 1995. Company-owned restaurant sales decreased 10% to $123.4 million due primarily to fewer Company units in operation, a 4.5% decline in same store sales and an over $5 million decline due to the Company's operating agreement with CKE, as previously discussed. The Company units closed subsequent to the third quarter of 1995 and prior to the beginning of the third quarter of 1996 had aggregate sales of $5.7 million for the nine month period ended October 1, 1995. Company-owned same store sales increased slightly in the first quarter, were essentially flat for the first six months, and showed a larger decline for the nine months, for the reasons discussed above. Franchise revenues and fees decreased by 21% for the year primarily because there were fewer equivalents franchised units in operation for the nine months and franchise same store sales declined by 7%. For the year-to-date, the Company opened four units, closed eight units and transferred operational responsibility to CKE for 28 units. Franchisees opened 14 units and closed 14 units.

Restaurant cost of sales, as a percentage of sales, of 34.9% for the first nine months was negatively impacted by higher food and paper costs as a percentage of sales in the first six months of 1996, offset by lower cost of sales in the third quarter, as explained previously. Essentially these factors resulted in flat cost of sales when compared with the same nine month period of 1995. The increase in food cost in the first six months resulted primarily from the shift of product mix sold, reflecting the impact of a larger percent of Big Buford(TM) sandwich sales in the second quarter of 1996 compared to the same quarter, 1995. While this product carries a significantly higher dollar profit per unit, it does carry a higher food cost percentage than did the products formerly comprising its share of the total product mix.

Restaurant operating expenses expressed as a percentage of sales increased to 46.3% for the first nine months of 1996 compared with 45.4% for 1995. This increase as a percentage of sales is primarily attributable to increased bonus costs associated with service manager compensation during the first half of 1996 offset by third quarter decreases discussed in the quarterly results. The bonus plan was revised in the third quarter to reward improvements in controllable profit, year over year. Management believes the implemented changes have improved accountability, as well as reduced overall bonus costs.

General and administrative expenses on a year-to-date basis are lower than 1995, on both a dollar and a percentage of Company revenues basis. This decrease is caused primarily by reductions in the corporate and field operation staffs, in bad debt expense and in real estate project write-offs related to development slowdowns in the prior year, partially offset by higher legal fees.

Advertising expenses decreased approximately $3.3 million for the first nine months of 1996 compared to the same period in 1995 due primarily to decreases in levels of radio advertising, outdoor advertising, and television advertising.

Depreciation and amortization on a year-to-date basis decreased to $7.6 million as compared to $10.3 million for the same period in the prior year, primarily related to asset writedowns associated with SFAS 121, a decrease in the number of properties and to a reclass to Owner expense, as previously discussed in the quarterly results.

See earlier discussion of Owner expenses and Other charges as the year-to-date trends are consistent with the quarterly results.

Interest expense decreased 19% on a year-to-date basis to $6.5 million as compared to $8.0 million for the same period in the prior year, due primarily to the January, 1996 reduction in Senior Notes outstanding.

Interest income was lower on a year-to-date basis for 1996 as compared to the same period in the prior year, consistent with the quarterly results.

The Company's decrease in Other is due primarily to lower gains on investments and to the current year storage costs related to excess modular buildings.

The Company's net tax provision on a year to date basis is $521,000 (obtained by adding the tax provision line to the tax expense of $1,515,000 which has been netted against the extraordinary gain) and is related to state taxes expected to be payable. See earlier discussion above concerning the tax treatment of the extraordinary item.

Liquidity and Capital Resources

The Company's cash flow used in operating activities was approximately $723,000 for the first nine months of 1996 compared with cash flow provided by operating activities of $10.0 million for the same period in the prior year. This decrease resulted primarily from unfavorable changes in working capital which more than offset higher net income in 1996. The change in working capital related primarily to decreased balances in accounts payable in 1996 due to decreased food and paper costs as a percentage of sales, decreased overall sales volumes and due to the timing of cash transfers between accounts. The decreased overall sales volumes are attributed to the factors discussed above in the nine month comparison.

Capital expenditures of approximately $1,321,000 for the first nine months of 1996 were funded primarily through sales of surplus properties and existing cash balances. Approximately $678,000 of these expenditures were for the construction of new stores. Four of these stores opened in the first nine months of 1996 and two stores were under construction at September 29, 1996. The Company expects to open a total of at least seven units this year. The Company may open several additional units which would be conversions of existing restaurants if lease negotiations are completed in the near term. The Company spent approximately $220,000 for the replacement of three existing store buildings, constructed in the late eighties, with surplus modular buildings. Such actions were taken to provide increased operational flexibility and to reduce maintenance costs in these units given the low cash outflow necessary to utilize certain of the surplus modular buildings. Remaining capital expenditures were primarily for the purchase and installation of certain replacement equipment. Full year capital expenditures are expected to be approximately $2.4 million, inclusive of replacement capital.

In January 1996, the Company repurchased, in two transactions, $22 million face value of its 9 7/8% Senior Notes due in the year 2000. The Notes were purchased from GIANT GROUP, LTD. ("GIANT") at a price of $678.75 per $1,000 principal amount, representing the market closing price on the last business day prior to the repurchase date. The first transaction involved the repurchase of $16 million face value of the Notes for $11.1 million in cash. The second transaction involved the purchase of $6 million face value of the Notes in exchange for a $4.1 million short-term note due in three installments of principal and interest, bearing interest at prime. The Company paid the final installment together with accrued interest on this note on September 27,1996. Prior to the Senior Notes repurchases, the Company's Board of Directors had received an independent opinion from an investment banking firm as to the fairness of the transactions. As a result of these debt repurchases, the annualized ongoing interest payments on the Senior Notes have been reduced by approximately $2.2 million per year to approximately $6.2 million.

Principal payments of debt and capital leases totaled approximately $18.5 million during the first nine months of 1996, inclusive of the $11.1 million in cash and the $4.1 million short-term note related to the Senior Notes repurchased in the first quarter, as discussed above. The Company is required to make a mandatory sinking fund payment on June 15, 1999 calculated to retire 33 1/3% in aggregate principal amount of the Senior Notes issued with the balance maturing on June 15, 2000. The repurchase discussed above reduces such sinking fund requirement to approximately $6 million from approximately $28 million.

In February 1996, the Company obtained a one-year credit facility from GIANT. Concurrent with the completion of its Rights Offering on September 20, 1996, this credit facility was terminated by agreement of the parties.

The Company is actively marketing the assets included in the caption Assets held for sale, in the accompanying consolidated balance sheet and expects realization in cash over the next 3 to 24 months, although actual timing of such cash flows cannot be predicted. The remaining balances consist primarily of modular restaurant buildings and land which the Company is actively marketing. The assets contained in this caption are recorded at management's current estimate of fair market value less costs to sell. There can be no assurances that these values will be realized. Approximately $3.5 million was generated during the first nine months of 1996 from the sale of land and buildings.

During the first nine months of the year, the Company received funds ($90,000) on land contracts which are the subject of an aggregate amount of $1.8 million of sale/leaseback financing. The interest rate on such facility is approximately 12.5%. The holder of such contracts has been unable to complete contractual requirements to fund such transactions. The Company has notified the holder of default under this agreement. The Company continues to consider alternatives offered by the holder including substitution of a different buyer or extension of time available to fund the agreements.

On July 1, 1996, the Company entered into a ten-year operating agreement with Carl Karcher Enterprises, Inc., a subsidiary of CKE. Pursuant to the agreement, 28 Rally's-owned restaurants located in California and Arizona are being operated by CKE. The Company retains ownership of the restaurants and receives from CKE a percentage of gross revenues referred to in the financial statements as Owner fee income. This income is offset by the Company's segregated ownership costs related to these units, referred to as Owner expenses in the financial statements, consisting primarily of noncash expenses of depreciation and amortization. The agreement has improved profitability and cash flow, generating approximately $209,000 cash flow in the quarter.

The Company completed its Shareholder Rights Offering on September 20, 1996. The Offering raised over $10.8 million in gross proceeds, offset by legal and other issuance costs of approximately $437,000. In addition to the $10.8 million of gross proceeds provided by the Offering, the Warrants issued could provide an additional $10.8 million for the Company's future growth. The proceeds from the Offering have been used to pay off debt of approximately $2.1 million and the remainder will be used for new store construction, refurbishment of some existing restaurants and for other general corporate purposes, including possible further debt reduction.

On October 21, 1996, the Company was notified by the indenture trustee that the bondholder consent it had been soliciting had been approved by the required majority of the holders of record of its 9 7/8% Senior Notes due 2000. The consent will allow two of the Company's current stockholders, CKE and Fidelity National Financial, Inc. and/or their affiliates, to acquire 35% or more of the outstanding shares of the Company's common stock without triggering "Change in control" provisions requiring the Company to offer to purchase the Senior Notes at 101% of their face value. This gives the Company greater flexibility to raise capital in the future, and it gives two of its largest stockholders the ability to increase their investment in the Company.

The third quarter of 1996 is the Company's third consecutive profitable quarter and second quarter of profitability before extraordinary items since the third quarter of 1993. The Company believes existing cash balances and cash flow from operations should be sufficient to fund its current operations and obligations. The ability of the Company to satisfy its obligations under the Senior Notes, however, continues to be dependent upon the Company, among other factors, successfully increasing revenues and profits.

PART II.  OTHER INFORMATION

ITEM 1.       Legal Proceedings - See Note 6 to the financial statements.


ITEM 4.       Submission of Matters to a Vote of Security Holders

              On September 5, 1996 by Consent Solicitation Statement, the Company solicited consent of its bondholders whereby the beneficial ownership of 35% or more of the voting stock of the Company by GIANT, Fidelity National Financial, Inc., CKE and/or any of their affiliates would not constitute a change of control for purposes of Section 4.14 of the Indenture. On October 21, 1996, the bondholder consent was approved by a majority of the holders of record as of the date of the Consent Solicitation.

              Results of the voting (in bond dollars held) were as follows:

                  For                    Against         Abstained/Unvoted/Other
              32,941,000                2,743,000               27,316,000


ITEM 6.       Exhibits and Reports on Form 8-K.

              (a) Exhibits:

                   EXHIBIT NUMBER
                                                                       DESCRIPTION OF DOCUMENT
                   --------------------   ------------------------------------------------------------------------------------------
                         3.1              Restated Certificate of Incorporation

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

                  July 24, 1996
                  September 20, 1996


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   RALLY'S HAMBURGERS, INC.





Date: 11/13/96     By:          /s/ Donald E. Doyle

                                ------------------------------------------------
                   Donald E. Doyle
                   President and Chief Executive Officer





Date: 11/13/96      By:         /s/ Michael E. Foss

                               -------------------------------------------------
                    Michael E. Foss
                    Senior Vice President and Chief Financial Officer
                    (Principal Financial and Accounting Officer)