Form 10-K
period 1996-12-29
RALLYS HAMBURGERS INC
filed 1997-03-28
CIK 854873

U.S. Dollars


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                ----------------

                                    FORM 10-K
(Mark One)
[x] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED] for the fiscal year ended December 29, 1996
                                       OR
[ ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              For the transition period from ____________ to _________________

                         Commission file number 0-17980
                                 --------------
                            RALLY'S HAMBURGERS, INC.
             (Exact name of registrant as specified in its charter)

     Delaware                                               62-1210077
(State or other jurisdiction of                       (I.R.S. Employer ID No.)
incorporation or organization)

          10002 Shelbyville Road, Suite 150, Louisville, Kentucky 40223
               (Address of principal executive offices)       (Zip Code)

       Registrant's telephone number, including area code: (502) 245-8900

                                                                                           Name of Each Exchange
                                                                   Title of Class             on which Registered
                                                                ----------------------    ----------------------------
   Securities registered pursuant to 12(b) of the Act:          9 7/8% Senior Notes       New York Stock Exchange
                                                                due 2000
   Securities registered pursuant to 12(g) of the Act:          Common Stock, par         NASDAQ -- NMS
                                                                value $.10 per share
   Securities registered pursuant to 12(g) of the Act:          Common Stock              NASDAQ -- NMS
                                                                Purchase Warrants

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes [x]  No [ ]

     The number of shares outstanding of the Registrant's Common Stock as of February 24, 1997 was 20,541,602 shares. The aggregate market value of the shares of Registrant held by non-affiliates of the Registrant, based on the closing price of such stock on the National Market System of the NASDAQ Stock Market, as of February 24 1997 was approximately $45,042,594. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

     Portions of the Registrants' Proxy Statement for the 1997 Annual Meeting of Stockholders are incorported by reference in Part III of this Form 10-K.

                                                 TABLE OF CONTENTS


     PART I                                                                                                 Page No.

     Item 1.      Business.....................................................................................3

     Item 2.      Properties..................................................................................10

     Item 3.      Legal Proceedings...........................................................................10

     Item 4.      Submission of Matters to a Vote of Security Holders.........................................13


     PART II

     Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.......................13

     Item 6.      Selected Consolidated Financial Data........................................................14

     Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.......15

     Item 8.      Financial Statements and Supplementary Data.................................................27

     Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.......50


     PART III

     Item 10.     Directors, Executive Officers, Promoters and Control Persons of the Registrant..............50

     Item 11.     Executive Compensation......................................................................50

     Item 12.     Stock Ownership of Principal Holders and Management.........................................50

     Item 13.     Certain Relationships and Related Transactions..............................................50


     PART IV

     Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................50


                                     PART I


Item 1.    Business

General

     Rally's Hamburgers, Inc. and its subsidiaries are collectively referred to herein as the context requires as "Rally's" or the "Company". See Note 1 to Consolidated Financial Statements.

     Rally's is one of the largest chains of double drive-thru restaurants in the United States. At February 24, 1997, the Rally's system included 471 restaurants in 19 states, primarily in the Midwest and the Sunbelt, comprised of 214 Company-owned and operated, 230 franchised and 27 Company-owned restaurants in Western markets which are operated as Rally's restaurants by CKE Restaurants, Inc. ("CKE"), a significant shareholder of the Company, under an operating agreement which began July 1996. One additional Company-owned store covered by the operating agreement has been converted to the Carl's Jr. format and is not included in the above store count. The remaining 27 restaurants are included in the franchised store count herein. The Company's restaurants offer high quality fast food. The Company serves the drive-thru and take-out segments of the quick-service restaurant industry. The Company opened its first restaurant in January 1985 and began offering franchises in November 1986. See "Management's Discussion and Analysis of Financial Condition and Result of Operations."

     On March 25, 1997, the Company agreed in principle to a merger transaction pursuant to which the COmpany would become a wholly-owned subsidiary of Checkers Drive-In Restaurants, Inc., a Delaware corporation ("Checkers"). Checkers, together with its franchisees, operates approximately 478 double drive-thru hamburger restaurants primarily located in the Southeastern United States. Under the terms of the letter of intent executed by the Company and Checkers, each share of the Company's Common Stock will be converted into three shares of Checker's common stock upon consummation of the merger. The transaction is subject to negotiation of definitive agreements, recipt of fairness opinions by each party, receipt of stockholder and other required approvals and other customary conditions.

Cautionary Statement

     Information provided herein by the Company contains, and from time to time the Company may disseminate material and make statements which may contain "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to, the following:

         (i) The Company competes with numerous well established competitors who have substantially greater financial resources and longer operating histories than the Company. Competitors have increasingly offered selected food items and combination meals, including hamburgers, at discounted prices, and continued discounting by competitors may adversely affect revenues and profitability of Company restaurants.

         (ii) The Company will be negatively impacted if the Company is unable to reverse declining same store sales. Sales increases will be dependent, among other things, on success of Company advertising and promotion of new and existing menu items. No assurances can be given that such advertising and promotions will in fact be successful.

         (iii)The Company may also be negatively impacted by other factors common to the restaurant industry such as changes in consumer tastes, away from red meat and fried foods; increases in the costs of food, paper, labor, health care, worker's compensation or energy; an inadequate number of hourly paid employees; and/or decreases in the availability of affordable capital resources.

Concept and Strategy

     The Company's primary strategy is to serve the drive-thru and take-out segment of the quick-service restaurant industry. The Company's operating strategy is to take advantage of off-premise food consumption by serving a limited menu consisting of a variety of great tasting burgers with limited side items. The key elements of this strategy are Rally's operating system, restaurant design, brand positioning and marketing program.

     Rally's Operating System. The Rally's operating system is designed to provide fast and accurate service of high quality fast food. Within the restaurants, all products are prepared to order in a systematic fashion moving from the back of the restaurant to the front windows with each employee performing specific duties. Labor is staffed in an attempt to courteously serve guests within 45 seconds of their reaching the drive-thru window and to maintain a safe, clean food service environment. The Company's training and franchise support programs are designed to promote consistency of product and service throughout the Rally's system and are documented in a uniform confidential operations manual.

     The Company installed computer-based point of sale devices and related software in each of its Company-owned restaurants in 1993 and 1994. This software allows Rally's to centralize control over certain aspects of restaurant operations at the corporate office on a daily basis. As a result, menu prices and menus can be controlled and transactions reviewed and audited at corporate headquarters.

     The Company continued to update and improve its restaurant back office software in 1995 and 1996. Modules such as time and attendance, inventory management and daily variance reporting either have been or are in the process of being rolled into all Company locations. The Company believes that the system is providing current data on a daily basis that is used to analyze and make decisions about the business.

     Restaurant Design and Economics. Rally's restaurants present a distinctive design which conveys a message of "clean and fast" to the passing motorist. The restaurants' typical "double drive-thru" design features drive-thru windows on both sides of the restaurant for quicker service. While the restaurants generally do not have an interior dining area, most have a patio for outdoor eating. These areas contain canopy tables and seats and are landscaped to create an attractive eating environment. Rally's restaurant buildings average 600 to 720 square feet depending upon geographic location and require less property than the traditional eat-in restaurants. As a result of the small size of the restaurant building, Rally's restaurants generally require a smaller capital investment and have lower occupancy and operating costs per restaurant than traditional dine-in fast feeders. The size of the facility also permits somewhat greater flexibility with respect to the selection of prospective sites for restaurants.

     During 1996, the Company opened six new restaurants. The incremental cash outlay, exclusive of land, of opening these restaurants was reduced due to the substantial use of surplus assets as well as to the types of restaurants constructed (stick versus modular versus conversions of pre-existing restaurants). In total, the incremental cash outlay, exclusive of land, of these six restaurants was approximately $1,225,000.

     In 1994, the full development cost associated with constructing and opening a Rally's restaurant (excluding land cost and interest on construction) was approximately $478,000. When purchased, the majority of real estate sites have cost between $100,000 and $300,000. As of February 24, 1997, approximately 69% of Company-owned and operated restaurants were located on leased real estate.

     Over the past year, the Company has been building stores by either using surplus equipment and/or surplus modular buildings or purchasing conversion properties. When using surplus equipment and modular buildings, the Company's cash outlay has typically been approximately $250,000. The Company recently acquired four conversion properties. The Company's total cost, including land, building, equipment and conversion cost is expected to be less than $250,000 per store. The Company is currently working on several similar conversion opportunities. Although the Company expects to continue to use excess modular buildings and seek additional conversion opportunities, the Company estimates that the cost associated with new store development will return to the higher pre-slowdown levels where these alternatives are not practical.

     Brand Positioning: Bigger, Better Burgers. Rally's is establishing an overall brand positioning as THE quick service restaurant chain serving a variety of great tasting burgers. This positioning is supported by:

     1. A limited menu based on high quality burgers, french fries, onion rings and soft drinks/shakes.
     2. New visually attractive menu boards that merchandise these high quality burgers by utilizing high definition photographs of the featured menu offerings.
     3. Television advertising featuring big, juicy burgers and targeting Rally's heavy users.

     This new brand positioning represents a major strategic shift for Rally's away from its recent positioning which had been based primarily on low prices and quick service. Good value and quick service are still important to guests, but the competitive environment has become so price oriented that basing a brand positioning on low prices is not unique enough to differentiate Rally's from its competitors. Further, relying too heavily on low prices and price promotion had a negative financial impact on the Company, causing higher costs as a percentage of sales and lower profits. By focusing the brand positioning on what Rally's believes guests really want from a quick service hamburger restaurant and on what Rally's can effectively provide - great tasting burgers - Rally's believes that it will be able to effectively differentiate itself from its competitors and improve its sales and guest count trends over time.

      Rally's has increased  the size of its hamburger  patty from 2.8 ounces to
3.2 ounces, reformulated its spice profile and added two new signature burgers to its product line - The Super Double and the Barbecue Bacon Cheeseburger (single and double). These new products, along with a bigger Rallyburger(R) and Big Buford(TM) double cheeseburger, currently represent the core burger line-up. Additionally, the Company offers its One of a Kind Fries(R), a chicken breast sandwich, onion rings, Coca-Cola(R) brand soft drinks and milk shakes. A limited number of additional products may be offered in some locations from time to time.

     Marketing Program. Rally's introduced a new advertising campaign initially in three Company markets in late 1996 and in all Company controlled markets in late February 1997 to support the new brand positioning. This new advertising was created by the Company's advertising agency, Mendelsohn/Zien Advertising, and was based on an extremely successful advertising campaign the agency developed for the California-based Carl's Jr. chain. Rally's has entered into a marketing-sharing agreement with CKE restaurants covering the use of these commercials. Under the agreement, the cost of the commercials is lower than that of developing similar unique creative for the Company's use. The advertising, which uses the theme-line "If it doesn't get all over the place, it doesn't belong in your face," features Rally's new signature burgers and targets a heavy user market segment of young adults aged 18-34. This new advertising campaign relies heavily on television as its primary medium. In cases where effective levels of television are not affordable, the Company may use radio, outdoor or print advertising.

Working Capital

     The Company's working capital requirements are generally typical of companies within the quick-service restaurant industry. The Company does not normally require large amounts of working capital to maintain operations since sales are for cash, purchases are on open accounts and meat and produce inventories are limited to a two to four day supply to assure freshness. During 1995 and 1996, the Company's working capital requirements were substantially reduced as a result of significant slowdowns in construction from prior years. Additionally, sales of certain assets held for sale, net of underlying encumbrances, provided another source of working capital. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Franchising Program; Area Development Rights

     The Company offers area development agreements to franchisees for construction of one or more new restaurants over a defined period of time within a defined geographic area. The specific restaurant locations selected by franchisees are subsequently designated in separate franchise agreements. Under the standard area development agreement, a franchisee is generally required to pay, at the time the agreement is signed, a non-refundable fee of approximately $5,000 per potential restaurant in the defined geographic area. The number of potential restaurants is determined by negotiation between the Company and the franchisee. The Company's standard area development agreement also provides for a franchise fee of approximately $15,000 for each restaurant, which is due when the franchise agreement with respect to a restaurant is executed. The standard franchise agreement is for a term of 15 years and provides for payment to the Company of royalties equal to 4% of gross sales and minimum marketing expenditures of 4% of gross sales (1/2% of which is paid to the Rally's National Advertising Fund). The Company requires each franchisee to have an approved full-time Principal Operator who is responsible for the supervision and conduct of the franchise. As of February 24, 1997, the Company had 41 franchisees operating 230 restaurants (exclusive of the CKE-operated restaurants), representing approximately 49% of all systemwide restaurants. Approximately 5 of these franchisees operate approximately 25 restaurants in Western markets which are in designated market areas ("DMA's") where Carl's Jr. has previously run commercials now being used by the Company. These Rally's stores would not be able to utilize the marketing material that the Company received from Carl's Jr. as part of the marketing-sharing agreement. The Company has reached an agreement in principle with these franchisee groups which would provide these franchisees additional funding and flexibility to allow them to continue to effectively compete without having access to the above referenced marketing materials.

Expansion Strategy

     The Company currently intends to open approximately 15 new restaurants in existing Company markets in 1997. These new restaurants are expected to be a mixture of freestanding locations and conversions. In addition, the Company plans to reopen 3 units previously closed. Currently, franchisees are expected to open approximately 20 locations during 1997.

     There can be no assurance that the Company or its franchisees will be able to open planned new restaurants or that, if opened, these restaurants can be operated profitably. The Company has pursued and intends to continue to pursue an expansion strategy which depends upon a number of factors, some of which are beyond the control of the Company. Such factors include the availability and cost of suitable locations, the hiring, training and retention of skilled management and other personnel, the availability of adequate financing and the selection of viable franchisees. The Company may also make selective acquisitions, depending on, among other factors, the availability of suitable acquisition prospects and appropriate financing. There can be no assurance that the Company will be able to acquire additional restaurants or that, if acquired, such restaurants will be profitably added to the Rally's system. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Restaurant Locations

     The following table sets forth the number of restaurants in the Rally's system at February 24, 1997 by designated market area ("DMA"):

                                          Company-owned Restaurants (214)
Alabama:                                Kentucky:                           Missouri:
Birmingham (14)                         Lexington (8)                       St. Louis (26)
Anniston (1)                            Louisville (22)                     Paducah-Cape Girardeau-Harrisburg-Mt.Vernon (1)
Florida:                                Louisiana:                          Ohio:
Jacksonville-Brunswick (11)             New Orleans (22)                    Cincinnati (12)
Tallahassee-Thomasville (6)             Michigan:                           Toledo (11)
Indiana                                 Detroit (35)                        Tennessee:
Indianapolis (22)                       Flint-Saginaw-Bay City (1)          Memphis (9)
                                                                            Virginia:
                                                                            Norfolk-Portsmouth-Newport News (13)

                                           Franchised Restaurants (257)

Arizona:                                Indiana:                              Ohio:
Phoenix (8)                             Indianapolis (2)                      Cleveland (29)
Arkansas:                               Evansville (7)                        Columbus (23)
Little Rock-PineBluff (10)              Ft. Wayne (4)                         Cincinnati (10)
Joplin-Pittsburgh (1)                   South Bend-Elkhart (3)                Dayton (19)
Ft. Smith (5)                           Terre Haute (4)                       Lima (2)
California:                             Kentucky:                             Toledo (2)
Bakersfield (4)                         Bowling Green (2)                     Youngstown (2)
Yuma-El Centro (4)                      Lexington (1)                         Zanesville (1)
Fresno-Visalia (2)                      Louisville (4)                        Pennsylvania:
Los Angeles (19)                        Louisiana:                            Pittsburgh (3)
Palm Springs (1)                        New Orleans (3)                       Tennessee:
San Diego (14)                          Michigan:                             Knoxville (1)
Florida:                                Flint-Saginaw-Bay City (8)            Memphis (3)
Jacksonville - Brunswick (2)            Detroit (6)                           Nashville (1)
Tallahassee-Thomasville  (2)            Lansing (4)                           Virginia:
W. Palm Beach-Ft. Pierce (1)            Mississippi:                          Norfolk-Portsmouth-Newport News (1)
Georgia:                                Jackson (4)                           Roanoke-Lynchburg (8)
Augusta (4)                             Missouri:                             West Virginia:
Illinois:                               Columbia-Jefferson City (1)           Charleston-Huntington (6)
Chicago (9)                             Springfield (5)                       Parkersburg (1)
Champaign-Springfield-Decatur (1)


Site Selection and Construction

     The Company believes that the location of a Rally's restaurant is very important to its success. In evaluating particular sites, the Company uses demographic data related to quick-service restaurant sales. Sites proposed for both Company-owned restaurants and franchised restaurants must be accepted by a committee comprised of most members of the Company's senior management team. The committee considers, among other factors, the accessibility, visibility, cost, surrounding traffic patterns and population characteristics of each potential site.

     The Company has prototype plans and approved suppliers for the construction of its restaurants. Since 1990, the Company has increasingly used modular buildings. Prior to that time, "stick" (constructed on-site) buildings were used almost exclusively.

Purchasing

     Franchisees are required to purchase their equipment, food, beverages and supplies from Company-approved suppliers. All products must meet specifications set by the Company, and management continually monitors the quality of the food, beverages and supplies provided to the restaurants. The Company negotiates directly with wholesale suppliers to ensure consistent quality and freshness of products throughout the Rally's system and believes that it has obtained competitive pricing from its suppliers. The Company currently has approximately18 major food and paper suppliers and 29 distributors. During the year, the Company began participating with related parties in attempting to leverage aggregate purchase volumes of common items to obtain more favorable pricing. The Company expects these efforts will continue in the future.

Restaurant Staffing and Training; Franchise Support

     A typical Rally's restaurant, during peak hours, is staffed with 8 to 12 team members, with a manager generally on the premises at all times. The function of assuring that each Company-owned restaurant consistently delivers high-quality food and service is performed by Area Managers. Area Managers report to Regional Vice Presidents. Regional Vice Presidents, Area Managers and restaurant management are compensated with a fixed salary plus a bonus based on the performance of the restaurants under their supervision. On average, the Company has one Area Manager for every 5 to 10 Company restaurants and 8 to 11 Area Managers for each of the three Regional Vice Presidents. The Regional Vice Presidents report to the Senior Vice President of Operations.

     The Company believes that training is important to the success of its restaurant operations. The Company's training programs emphasize quality food preparation, quick service, cleanliness of restaurants, courteous employees and consistency of execution.

     All General Managers of Company-owned restaurants are required to complete the Company's training program, which generally consists of five weeks of hands-on training. The designated operating partner of each franchisee is required to receive similar training, generally 12 weeks in duration. All Company and franchise General Managers must generally complete an intensive six-day "Train the Trainer" program before being certified to train management personnel in their respective markets. The certification process takes approximately 30 days to complete. In addition, the Company sends a training team consisting of both management and hourly workers to a new franchisee's first three restaurant openings for a duration of up to two weeks (one week before and one week after the opening). After a new franchisee opens three restaurants, the Company provides this training team as it deems necessary, or upon the franchisee's request at the franchisee's expense.

     The Company has six Franchise Business Managers, each of whom acts as a link between the Company and its franchisees. The Franchise Business Managers perform regularly scheduled restaurant operation evaluations to ensure that each franchised restaurant consistently delivers high quality food and fast, friendly service in a clean environment. They also review the financial results and effectiveness of franchise restaurant management to identify possible areas of improvement. Franchise Business Managers report to the Director of Franchise Operations. Currently, each Franchise Business Manager supports an average of 40 franchised restaurants.

Competition

     The quick-service restaurant industry is highly competitive and can be significantly affected by many factors, including changes in local, regional or national economic conditions, changes in consumer tastes, traffic patterns, consumer concerns about the nutritional quality of quick-service food and increases in the number and particular locations of competing quick-service restaurants. Factors such as inflation, increases in food, labor (including health care costs) and energy costs and the availability of an adequate number of hourly-paid employees also affect the quick-service restaurant industry. Major chains, which have substantially greater financial resources and longer operating histories than the Company, dominate the quick-service restaurant industry. The Company believes that its primary competitors are five national chains: McDonald's, Wendy's, Hardee's, Burger King and Taco Bell. In certain markets, the Company competes with other quick-service double drive-thru hamburger chains with operating concepts similar to the Company. Certain of the major chains have increasingly offered selected food items and combination meals, including hamburgers, at discounted prices. The Company believes that the pricing strategies of its competitors, in general, had an adverse impact on the Company's systemwide sales in the last three fiscal years. The pricing or other marketing strategies of one or more of these competitors could have a continuing adverse impact on the Company's performance.

     With respect to the sale of franchises, the Company competes with many franchisors of restaurants, including other double drive-thru franchisors, and franchisors of other business concepts. The Company believes it has attracted a number of franchisees with significant experience in the restaurant industry as a result of the strength of its concept and operating strategy and the favorable potential return available from a relatively low capital investment.

     In general, there is active competition for management personnel, capital and attractive commercial real estate sites suitable for restaurants.

Employees

     As  of  February  24,  1997,  the  Company  employed   approximately  4,800
employees, including approximately 100 corporate personnel.

     Most employees, other than restaurant management and certain corporate personnel, are paid on an hourly basis. The Company believes that it provides working conditions and wages that are comparable with those of other companies within the quick-service restaurant industry. The Company's employees are not covered by a collective bargaining agreement.

Trademarks and Service Marks

     The Company regards its trademarks and service marks as having significant value and as being important to its marketing efforts. The Company has registered its principal logo Rally's Hamburgers(R) and its design with the U.S. Patent and Trademark Office (the "PTO") on the Principal Register as a service mark for its restaurant services. The Company registered One of a Kind Fries(R) with the PTO on the Principal Register as a trademark for its french fries. The Company also registered the Rallyburger(R), Rally-Q(R) and Smokin' Sausage(R) with the PTO as a trademark for these Company sandwiches. The Company has also filed with the PTO several applications to register service marks and trademarks used in connection with its advertising of products and services including the Big Buford(TM) sandwich. The Company's policy is to pursue registration of its marks whenever possible and to oppose strenuously any infringement of its marks.

     Government Regulation

     The Company is subject to Federal Trade Commission ("FTC") regulation and state laws which regulate the offer and sale of franchises. The Company is also subject to a number of state laws which regulate substantive aspects of the franchisor-franchisee relationship. The FTC's Trade Regulation Rule on Franchising (the "FTC Rule") requires the Company to furnish to prospective franchisees a franchise offering circular containing information prescribed by the FTC Rule. At least fifteen states presently regulate the offer and sale of franchises and, in almost all cases, require registration of the franchise offering with state authorities.

     State laws that regulate the offer and sale of franchises and/or the franchisor-franchisee relationship presently exist in a substantial number of states. Such laws generally require registration of the franchise offering with state authorities and/or regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees, limiting the imposition of standards of performance on a franchisee and regulating discrimination among franchisees in charges, royalties or fees. These laws have not precluded the Company from seeking franchisees in any given area. Although such laws may restrict a franchisor in the termination of a franchise agreement by, for example, requiring "good cause" to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure a default and repurchase of inventory or other compensation, these provisions have not had a significant effect on the Company's operations.

     The Company is not aware of any pending franchise legislation which, in its view, is likely to affect significantly the operations of the Company. The Company believes that its operations comply substantially with the FTC Rule and state franchise laws. Each Company-operated and franchised restaurant is subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of new restaurants.

     The Company is subject to federal and state environmental regulations, although such regulations have not had a material effect on the Company's operations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations. The Company is also subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. A significant number of the Company's food service personnel are paid at rates related to the federal minimum wage and increases in the minimum wage could increase the Company's labor costs.

     The restaurant business is subject to extensive federal, state and local regulations relating to the development and operation of restaurants, including regulations relating to building and zoning requirements, access to persons with disabilities, preparation and sale of food and laws governing the Company's relationship with its employees, including minimum wage requirements, overtime and working conditions and citizenship requirements. The failure to obtain or retain food licenses, or a substantial increase in the minimum wage rate, could adversely affect the operations of the Company's restaurants.

     The Company believes that it is operating in substantial compliance with applicable laws and regulations governing its operations.

Item 2.    Properties

     As of February 24, 1997, the Company owned or leased parcels of land and buildings for restaurants, either operating, under construction or held for sale or disposal as follows: Company-owned land (77) and buildings (254); and Company-leased land (228) and buildings (60). Land leased by the Company for restaurants is generally under "triple net" leases that require the Company to pay real estate taxes, maintenance and insurance with respect to the premises and, in some cases, pay contingent rentals based on sales in excess of specified amounts. Generally, the leases have initial terms of five to fifteen years with options to renew for additional periods which can range from five to twenty years. The Company also leases its corporate headquarters of approximately 18,800 square feet. The Company also leases certain temporary storage facilities for excess modular buildings and surplus equipment.

Item 3.  Legal Proceedings

     Jonathan Mittman, Steven Horowitz, Dina Horowitz and John Hannan v. Rally's Hamburgers, Inc., Burt Sugarman, GIANT GROUP, LTD., Wayne Albritton, Donald C. Moore, Edward C. Binzel, Gena L. Morris, Patricia L. Glaser and Arthur Andersen LLP (Case NO. C-94-0049-L-(CS).

     This putative class action purportedly on behalf of the stockholders' of Rally's, alleging certain violations of the Securities Exchange Act of 1934, among other claims, with respect to Rally's common stock, was filed in the United States District Court for the Western District of Kentucky on January 24, 1994 (Civ. No. C94-0039-L(CS)) against GIANT Group, Ltd. ("GIANT"), Rally's, certain present and former officers and directors and Rally's auditors. The complaint alleges defendants violated the Securities Exchange Act of 1934, among other claims, by issuing inaccurate public statements about the Company in order to arbitrarily inflate the price of its common stock. The plaintiffs seek unspecified damages. On February 14, 1994, a related lawsuit was filed by two other stockholders making the same allegations before the same court, known as Edward L. Davidson and Rick Sweeney v. Rally's Hamburgers, Inc., Burt Sugarman, GIANT GROUP, LTD., Wayne M. Albritton, Donald C. Moore, Edward C. Binzel, Gena
L. Morris, Patricia L. Glaser and Arthur Andersen LLP, (Civ. No. C-94-0087-L-S). On March 23, 1994, all plaintiffs filed a consolidated lawsuit known as Mittman et al. v. Rally's Hamburgers, Inc. et al., (Civ. No. C-94-0039-L(CS)) (the "Mittman Actions").

     The Court denied plaintiffs motion for class certification, "until such time as the issue of typicality of claims is further developed and clarified." The Court granted Mr. Sugarman's motion to strike certain scurrilous and irrelevant allegations, and directed plaintiffs to amend their complaint to conform to the Court's order. On April 15, 1994, Ms. Glaser and GIANT filed a motion to dismiss the consolidated lawsuit for lack of personal jurisdiction. The remaining defendants filed motions to dismiss for failure to state a claim upon which relief can be granted. On April 5, 1995, the Court denied these motions. (The Court struck plaintiffs' punitive damages allegations and required plaintiffs to amend their claims under Section 20 of the Exchange Act but otherwise the Court let stand the most recent version of plaintiffs' complaint at this juncture).

     Plaintiffs filed their second amended complaint on June 29, 1995, joining additional plaintiffs pursuant to stipulation of the parties.

     Plaintiffs renewed their motion for class certification on or about July 31, 1995. Defendants filed in opposition in this motion on or about October 31, 1995. On April 16, 1996, the Court granted the motion and certified a class from July 20, 1992 to September 29, 1993.

     On October 3, 1995, plaintiffs filed a motion to disqualify Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP ("Christensen, Miller") as counsel for defendants based on a purported conflict of interest allegedly arising from the representation of multiple defendants as well as Ms. Glaser's position as both a director of Rally's and a partner in Christensen, Miller. The Court denied the motion in the fall of 1996 and refused to disqualify Christensen, Miller.

     Fact discovery is set to close in April 1997. No trial date has been scheduled yet.

     The Company denies all wrongdoing and intends to vigorously defend itself in this action. Because these matters are in a preliminary stage, the Company is unable to determine whether a resolution adverse to the Company will have a material effect on its results of operations or financial condition. Accordingly, no provisions for any liabilities that may result upon adjudication have been made in the accompanying financial statements. An estimate of defense costs reimbursable under the Company's directors' and officers' insurance is included in "Other Assets" in the accompanying consolidated financial statements.

     Rally's Hamburgers, Inc. v. Red Line Burgers, Inc. (Case No. H-954115).

     In July 1994, the Company entered into an agreement with Red Line Burgers, Inc. ("Red Line") whereby Red Line leased from the Company all of its assets being operated as Rally's restaurants in Houston, Texas. Additionally, the agreement called for Red Line to convert Red Line's eight competing units in the Houston market to the Rally's brand. Red Line failed to make certain lease payments and on June 20, 1995, the Company filed an action in the United States District Court for the Southern District of Texas, Galveston Division, seeking recovery of damages from Red Line for its breach of the leases and subleases entered into with the Company. The action alleges that Red Line also committed events of default under the terms of all of its Franchise Agreements with the Company. As a result of such defaults, the Company terminated such Franchise Agreements, and on August 3, 1995, the Company filed suit in the United States District Court, Western District of Kentucky, alleging breach of contract due to Red Line's failure to pay royalties and other payments required by the Franchise Agreements and its failure to pay approximately $400,000 plus interest owed on certain promissory notes issued to the Company in lieu of such payments. The Company also seeks accountability for approximately $660,000 in conversion costs paid by the Company for conversion of Red Line's Houston restaurants. Subsequent to the commencement of the foregoing actions, Red Line filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In connection with such proceedings, the Company's actions against Red Line have been stayed. In November, 1996, Red Line filed a First Amended Disclosure Statement and First Amended Liquidating Plan of Reorganization (the "Plan") which disputed Red Line's obligation to pay the Company any of the foregoing monies. By Bankruptcy Court Order entered February 28, 1997 (the "Confirmation Order"), the Company's general unsecured claims were allowed in the amount of approximately $615,000 [and the general unsecured claim of Rally's National Advertising Fund was allowed in the amount of approximately $38,000]. The Confirmation Order also approved the Plan. The Plan provides for, among other things, mutual releases among the Company and Red Line (such releases do not affect the allowed general unsecured claim described above) and the sale of Red Line's assets. Cash from those sales will be insufficient to pay all secured claims, taxes and administrative claims. Some of the

Red Line assets are to be acquired by New Red Line, Inc., an entity involving certain insiders and/or affiliates of Red Line. Unsecured creditors of Red Line (including the Company) will receive under the Plan a minority stock interest in New Red Line, Inc. At this time, the likelihood of realizing any value on account of such minority stock interest is considered extremely speculative. The receivable balances have been fully reserved.

     Harbor Finance Partners v. GIANT GROUP, LTD., Burt Sugarman, Mary Hart, Michael M. Fleishman, David Gotterer, Patricia L. Glaser, Willie D. Davis and John A. Roschman (Civ. Act. No. 14834).

     In February 1996, Harbor Finance Partners ("Harbor") commenced a derivative action, purportedly on behalf of Rally's against GIANT and certain of Rally's officers and directors before the Delaware Chancery Court. Harbor named Rally's as a nominal defendant. Harbor claims that the directors and officers of both Rally's and GIANT, along with GIANT, breached their fiduciary duties to the public shareholders of Rally's by causing Rally's to repurchase from GIANT certain Rally's 97/8% Senior Notes due in the year 2000 at an inflated price. Harbor seeks "millions of dollars in damages," along with rescission of the repurchase transaction. In the fall of 1996, all defendants moved to dismiss the action. The Chancery Court conducted a hearing on November 26, 1996, but has not yet ruled on the pending motions. The Company denies all wrongdoing and intends to vigorously defend the action. It is not possible to predict the outcome of this action at this time.

     Rally's Hamburgers, Inc., v. Arkansas Investment Group, Inc., U.S. District Court for the Western District of Kentucky, Case No. 3:96CV-603-S

     Rally's filed a lawsuit on August 12, 1996 against Arkansas Investment Group, Inc. ("AIGI"), a franchisee that currently operates ten Rally's restaurants located in Arkansas. The lawsuit seeks to recover royalties and contributions to the Rally's National Advertising Fund owed by AIGI pursuant to the applicable franchise agreements, which total approximately $500,000 with accrued interest as of February 28, 1997. After falling in arrears on its royalties and advertising fund contributions, Rally's and AIGI negotiated a written agreement to allow AIGI to make payments under a revised payment schedule. AIGI also defaulted on that written obligation. AIGI has filed an Answer and Counterclaim in which it alleges it does not owe the royalties and advertising contributions due to its alleged disagreement with operational and marketing decisions of Rally's and Rally's alleged failure to rebate sums obtained from suppliers. AIGI has asserted causes of action for breach of contract, violation of the Arkansas Franchise Practices Act, unjust enrichment and fraud. The Counterclaim alleges that AIGI has been damaged in excess of approximately $75,000 (the minimum jurisdictional amount for federal court), but no specific amount of damages is identified in the Counterclaim. Rally's denies AIGI's allegations and intends to vigorously defend the Counterclaim. Because the litigation is in a preliminary stage, the Company is unable to determine whether a resolution adverse to the Company will have a material effect on its results of operations or financial condition. Accordingly, no provisions for any liabilities that may result upon adjudication have been made in the accompanying financial statements.

     Kader Investments, Inc. v. Rally's Hamburgers, Inc., CAL.SUPER.CT., Orange County (Case No. 772257)

     In December 1994, Rally's entered into two franchise agreements with Kader Investments, Inc. ("Kader") for the development and operation of Rally's Hamburgers restaurants in Anaheim, California and Tustin, California. Rally's assisted the franchisee in developing and opening the restaurants. On November 27, 1996, Kader filed a six-count Complaint against Rally's in the California Superior Court for Orange County (Case No. 772257) alleging material misrepresentation, respondent superior, breach of contract, breach of the implied covenant of good faith and fair dealing, fraud and unfair competition. These claims arise out of allegations concerning Rally's offer and sale of two franchises (under a two-store development agreement), and Rally's actions during the term of the agreements. The Complaint seeks as relief rescission of the parties' franchise and development agreements; general damages of at least $1,494,277 and $1,400,000 for the material misrepresentation and fraud counts, respectively; general damages in unspecified amounts as to the other counts; punitive damages in unspecified amounts; and attorneys' fees. Rally's filed an Answer, and intends to file a Cross-Complaint alleging breach of contract. The court has permitted the parties to hold discovery in abeyance for a short period pending settlement discussions. The Company is currently attempting to settle the claim. However, the outcome of such settlement discussion is uncertain at this time. Should discussions not result in a settlement, Rally's intends to vigorously defend against the claims. Because the litigation is in a preliminary stage, the Company is unable to determine whether a resolution adverse to the Company will have a material effect on its results of operations or financial condition. Accordingly, no provisions for any liabilities that may result upon adjudication have been made in the accompanying financial statements.

     The Company is involved in other litigation matters incidental to its business. With respect to such other suits, management does not believe the litigation in which it is involved will have a material effect upon its results of operation or financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders

     Not applicable.


                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock is quoted on the National Market System of the NASDAQ Stock Market under the symbol "RLLY". As of February 24, 1997, there were approximately 1,552 record holders of the Company's Common Stock. The table below sets forth the high and low sales prices of the Company's Common Stock, as reported on the NASDAQ National Market System, for each quarter during the Company's last two years.

 1996
 Quarter ended      March 31        June 30       September 29      December 29
 High            $   2 1/4       $   4 5/16     $     3 9/16      $    4 7/8
 Low                 1 1/32          11/2            2 1/8            3

 1995
 Quarter ended      April 2          July 2        October 1        December 31
 High            $   4           $   4          $     3 5/8       $    2 11/16
 Low                 2 1/2           2 1/4            2 1/4            1 5/16

         On December 20, 1996, the Company issued warrants (the "Warrants") to purchase an aggregate of 1,500,000 restricted shares of its Common Stock to CKE and Fidelity National Financial, Inc. The Warrants have a three-year term and are not exercisable until December 20, 1997. The exercise price is $4.375 per share, the closing price of the Common Stock on December 20, 1996. The underlying shares of Common Stock have not been registered with the Securities and Exchange Commission and, therefore, are not freely tradable. Upon exercise, the Warrants will provide approximately $6.6 million in additional capital to the Company. See Note 4 to the accompanying consolidated financial statements for further discussion.

Item 6.    Selected Consolidated Financial Data

     The consolidated financial data was derived from the consolidated financial statements and includes Rally's Hamburgers, Inc. and its wholly-owned subsidiaries. This selected data should be read in conjunction with the consolidated financial statements of the Company and the notes thereto, and the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

 (In thousands, except per share amounts and statistical data)
                                          January 3,    January 2,    January 1,    December 31,   December 29,
                                             1993          1994          1995           1995           1996
                                         ------------- -------------  ------------  -------------- -------------

Systemwide sales                         $    296,543  $    354,666   $   370,087   $   355,719    $    316,670
                                         ============= =============  ============  ============== =============

Company restaurant sales                 $    112,894  $    165,829   $   178,476   $   181,778    $    156,445
Other revenues                                  7,754         8,517         7,842         7,081           6,307
                                         -----------   -------------  ------------  -------------- -------------
Total revenues                                120,648       174,346       186,318       188,859         162,752
                                         ------------- -------------  ------------  -------------- -------------
Income (loss) from operations                  15,057        (7,050)      (14,636)      (36,470)          4,090
   (1)(2)(3)
Other (expense)                                  (797)       (4,433)       (9,619)       (9,910)         (8,057)
Litigation settlement                               -        (2,000)            -             -               -
                                         ------------- -------------  ------------  -------------- -------------
Income (loss) before taxes                     14,260       (13,483)      (24,255)      (46,380)         (3,967)
Tax provision (benefit)                         4,981        (4,576)       (4,982)          539            (675)
                                         ------------- -------------  ------------  -------------- -------------
Net income (loss) before                        9,279        (8,907)      (19,273)      (46,919)         (3,292)
   extraordinary items
Extraordinary items (4)                             -             -             -             -           5,280
                                         ============= =============  ============  ============== =============
Net income/loss                                 9,279        (8,907)      (19,273)      (46,919)          1,988
                                         ============= =============  ============  ============== =============

Income (loss) per common share:
   Income (loss) before extraordinary    $        .76  $       (.67)  $     (1.42)  $     (3.00)   $       (.19)
   item
   Extraordinary item                               -             -             -             -             .31
                                         ------------- -------------  ------------  -------------- -------------

Net income (loss)                        $        .76  $       (.67)  $     (1.42)  $     (3.00)   $        .12
                                         ============= =============  ============  ============== =============

Weighted average shares outstanding            12,264        13,207        13,564        15,620          17,007

Total assets                             $    107,001  $    185,397   $   169,416   $   137,392    $    112,258
Long-term debt and obligations under
   capital leases                              24,045        97,784        94,141        97,958          69,564
Shareholders' equity                           61,283        62,527        53,487         6,672          19,365

Restaurants open at end of period
Company                                           197           252           250           239             209
Franchised                                        253           268           292           242             258
                                         ============= =============  ============  ============== =============
Total                                             450           520           542           481             467
                                         ============= =============  ============  ============== =============

(1) The fiscal year ended January 2, 1994 includes approximately $12.6 million charged against operations for a major business restructuring program and other restaurant closings.

(2) The fiscal year ended January 1, 1995 includes approximately $17.3 million charged against operations for changes in business strategies.

(3) The fiscal year ended December 31, 1995 includes approximately $17.3 million charged against operations for changes in business strategies and restaurant closings. The year also includes approximately $13.7 million related to the Company's implementation of Statement of Financial Accounting Standards No. 121. See Note 16 to the accompanying consolidated financial statements.

(4) The extraordinary items for the fiscal year ended December 29, 1996 represents a gain on the early retirement of debt, net of tax expense of $1,350,000. See Note 10 to the accompanying consolidated financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This has been a significant year for the Company on many fronts. In order to more readily understand the Company's improved performance, the following table provides a comparative view of the Company's underlying operations.

                                                                        (In thousands)
                                                                      Fiscal Years Ended
                                                  -----------------------------------------------------------
                                                     January 1,            December 31,        December 29,
                                                       1995                    1995                1996
                                                  ----------------      -----------------    ---------------

Income (loss) from operations before restaurant
   closures and other                             $      2,623          $      (5,425)       $      4,110
Provision for restaurant closures and other            (17,259)               (31,045)                (20)
                                                  ---------------      ----------------      --------------
Income (loss) from operations                          (14,636)               (36,470)              4,090

Total other expense                                     (9,619)                (9,910)             (8,057)
                                                  ---------------      ----------------     ---------------

Loss before income taxes and extraordinary items
                                                       (24,255)               (46,380)             (3,967)
(Provision) benefit for income taxes                     4,982                   (539)                675
Extraordinary items, net of tax                              -                      -               5,280
                                                  ---------------      ----------------      --------------

Net income (loss)                                 $    (19,273)         $     (46,919)       $      1,988
                                                  ===============      ================      ==============

     The extraordinary gain, net of tax, of approximately $5.3 million or $.31 per share from the Company's early retirement of certain of its outstanding Senior Notes, at amounts below carrying value, resulted in the Company reporting net income for fiscal 1996. The transactions involving the Senior Notes were opportunities created by the Company's conservation of cash during the second half of 1995 and the depressed market price of the Senior Notes during the year. In addition, the transactions resulted in a reduction of net interest expense in 1996 of approximately $1.3 million and $2.1 million as compared to 1994 and 1995, respectively. These transactions are more fully described in Note 10 to the accompanying consolidated financial statements.

         As  more  fully  discussed  in Note  13 to the  accompanying  financial statements, the Company's effective tax rate applied to its book operating losses is significantly below statutory rates, due primarily to concerns as to the ultimate realizability of net operating loss carryforwards. Until circumstances otherwise indicate that realization becomes more likely than not, no additional benefit will be recognized.

         As evidenced in the table above, the provision for restaurant closures and other was significantly reduced in 1996 from the prior year levels. This reduction is primarily attributable to the current year strengthening of the store level economics which have improved the Company's ability to recover, at a minimum, its store level investment and to prior writedowns of underperforming assets, thereby reducing the need at this time for additional writedowns or disposals of Company assets. See the section below entitled "Restaurant Closures and Other" for a more detailed discussion.

         The Company's income from operations before restaurant closures and other in fiscal 1996 represented a substantial improvement of approximately $9.5 million over the prior year. This improvement in the Company's financial performance is primarily attributable to a turnaround plan, predominately formulated in the first half of 1996, which the Company has been implementing over the balance of the year. The plan focuses on four key strategies to stem the prior negative operational performance trend: (i) strengthen the balance sheet and reduce fixed costs, (ii) improve store level profitability, (iii) establish an effective brand positioning, and (iv) pursue opportunistic new store development. The results of each strategy of the plan are more fully discussed below.

         Although the Company's debt level is still high, the Company has made substantial progress in improving its balance sheet and reducing fixed costs. The debt load was significantly reduced through the retirement of approximately $22 million face value of the Company's Senior Notes in January 1996 and an additional $4.7 million during the fourth quarter. As a result, the Company's annual interest expense related to the Senior Notes has been reduced by approximately $2.6 million. In addition, $10.8 million in gross proceeds were generated through the Company's Rights Offering completed in September 1996. The proceeds from the Offering have been used to pay off debt of $4.5 million approximately and the remainder will be used for new store construction, refurbishment of some existing restaurants and for other general corporate purposes, including possible further debt reduction. Outstanding warrants from the Rights Offering and from a separate issuance of 1,500,000 additional warrants in December 1996, if exercised, could raise an additional $17.4 million in cash proceeds. The Company also made progress in disposing of surplus assets, as assets held for sale declined by over $4 million from the end of 1995. Lastly, the Company reduced its general and administrative costs by over $3.5 million during the year.

         The Company has also made progress in the second key strategy of its turnaround plan, as store-level profitability has improved. Much of this improvement resulted from the Company's cost reduction actions related to food, paper and labor which were implemented in the beginning of the second quarter of 1996 and are further discussed in "Results of Operations." The primary impact of these changes was realized during the third and fourth quarters and was reflected in the Company's store profit margins. Improvement in store level profitability also resulted from improvements in the Company's cost structure, reflecting the elimination of heavy discounting that drove traffic increases but did not materially improve the Company's profitability.

         The Company's third key strategy in its turnaround plan will be the primary focus going into 1997. Although the Company generated net income from operations, same store sales continued to decline since 1995. To combat this negative trend in sales, management believes an effective brand positioning must be established in order to grow same store sales. The new brand positioning, referred to as "Bigger, Better Burgers," was developed during the fourth quarter of 1996 with the assistance of the Company's new advertising agency, Mendelsohn/Zien. The new positioning is based on an improved burger product line including two new premium burgers; new, more impactful menu boards; and new advertising. The new advertising mirrors the successful campaign created by Mendelsohn/Zien for the Carl's Jr. chain. The new positioning was rolled out to three of the Company's markets in December 1996 and to the remaining Company markets by late February 1997. The Company's franchisees have also begun conversion to the new brand positioning and, in general, are very supportive. Although preliminary sales results have been encouraging, management does not expect to see the full impact of this new strategy prior to the second quarter of 1997. Management believes that new brand positioning will result in a gradual increase in sales over time.

     The final strategy in the Company's turnaround plan is to increase focus on new store development. Faced with declining same store sales and profitability over the three years prior to 1996, the Company had concluded at various times that a constriction of operations through store closures was necessary. Given the progress against its plan, management believes that the Company can once again start focusing on growing sales through new store development. In 1996, the Company opened 6 stores and franchisees opened 15 stores, for a total of 21 new stores. For 1997, management expects to open 15 Company stores and 20 franchised stores. In addition, as a result of improved store level economics and in an effort to improve future cash flows, management has decided to reopen three stores previously closed and to continue to operate one store that had been designated for closure. These decisions were made possible by the improvements in controllable cost performance in the second half of the year.

     Further discussion of the factors affecting results of operations is included below.

Proposed Trasaction

     On March 25, 1997, the Company agreed in principle to a merger transaction pursuant to which the COmpany would become a wholly-owned subsidiary of Checkers Drive-In Restaurants, Inc., a Delaware corporation ("Checkers"). Checkers, together with its franchisees, operates approximately 478 double drive-thru hamburger restaurants primarily located in the Southeastern United States. Under the terms of the letter of intent executed by the Company and Checkers, each share of the Company's Common Stock will be converted into three shares of Checker's common stock upon consummation of the merger. The transaction is subject to negotiation of definitive agreements, recipt of fairness opinions by each party, receipt of stockholder and other required approvals and other customary conditions.

Restaurant Closures And Other

     Certain charges in fiscals 1994, 1995 and 1996 have been aggregated and segregated into the caption "Provision for Restaurant Closures and Other" in the accompanying Statements of Operations. These items represent estimates of the impact of management decisions which have been made at various points in time in response to the Company's sales and profit performance and the then-current revenue building and profit enhancing strategies and are discussed in further detail below.

     The Company entered 1993 with plans to rapidly develop and open over 100 new Company restaurants. Many of these units were targeted for new or underdeveloped markets. Under the Company's 1993 expansion strategy, the Company believed that rapid penetration of new or underdeveloped markets would result in the same favorable operating leverage and marketing efficiencies that it had experienced in its more developed markets.

     In late 1993, the Company decided to reassess the pace of its growth strategy, as it became apparent that many of its new restaurants, primarily those in certain of the new markets, were not performing at expected levels, despite allocation of incremental advertising funds into those markets. This allocation of advertising funds, the Company now believes, was unsuccessful in driving incremental sales in those certain markets and, moreover, reduced the Company's ability to maintain overall share of voice in its existing markets. The impact of the poor performance of those certain markets, therefore, decreased overall store level profitability while unfavorably impacting general and administrative cost ratios.

     As a result of these, and other factors, the Company decided in late 1993, to (i) significantly slow down its development of new restaurants and ultimately to close certain restaurants, (ii) exit certain markets and (iii) not to enter other markets. The Company also began developing plans to reduce restaurant operating expenses, general and administrative costs and costs associated with the development of new restaurants. The Company believed these strategies would help it maintain its everyday low price strategy for its products in the future and provide the best opportunity for improved profitability.

     During 1994, the Company implemented strategies designed to increase sales and profits at restaurant level. These strategies included, among others, discounting its products for certain periods of time in certain markets to respond to increased competition and the introduction of certain limited time only products and premium quality sandwiches which the Company believed would increase guest frequency and ticket averages. The Company's advertising campaign was also reviewed during 1994 resulting in the replacement in late 1994 of the Company's advertising agency. In July 1994, the Board of Directors reinstated a senior management team led by longtime Company restaurant operators to increase focus on improved operations. Despite these strategies, sales and profits of Company-owned restaurants, as a whole, did not adequately respond.

     Additionally, throughout 1994, the Company continued to monitor its growth strategy in relation to operating performance and available financial and management resources, and periodically made decisions to further reduce its planned new restaurant openings. Due to the individual decisions made at various times during the year, provisions of $9.3 million were made in the accompanying financial statements for the write-off of assets related to the previously incurred costs on construction projects to be abandoned, for the expected occupancy-related costs until disposal of sites which will not be developed, and for reduction to net realizable values of assets which, as a result of such decisions, were then considered to be surplus or impaired. These charges are discussed in more detail below.

     In November 1994, the Board of Directors retained outside professional consultants to assist the Board and management in a critical evaluation of the Company's business. The culmination of this work was a plan, which was adopted by management, designed to improve earnings and cash flow . Part of the plan called for significant curtailment of new Company-owned restaurant development in 1995 and concentration of the Company's management and resources in certain of its existing Company markets. The plan also called for improving cash flows through (i) building revenues through premium sandwich offerings and limited time offers and (ii) selling all non-productive assets. The Company's management, therefore, began efforts to franchise or selectively otherwise divest of approximately 60 Company-owned stores. This strategy was expected to allow the Company to concentrate on regaining sales, profit and cash flow momentum in its other markets through stronger focus on a smaller number of its most profitable markets. The Company believed that franchisees would be better able to concentrate on the units that had not been top performers and achieve near term improvement in the performance of those units. Efforts to franchise or divest of these stores were expected to encompass a combination of strategies such as sale, joint venture, leasing arrangements and external management contracts. As a result of this plan, the Company recorded a charge of $8.0 million in 1994, representing an estimate of the difference between the estimated net realizable value, given the then most likely divestiture/disposal plan, and the net book value of these restaurants and markets. The charge included approximately $3.2 million as a reserve against identifiable goodwill, territory rights and other intangible assets. The remaining $4.8 million was recorded as a reserve against property and equipment.

     Early in 1995, six of the 60 units, five of which were in one market, were closed and sublet. During the third quarter, 1995, management concluded that it was unlikely that much of the 1994 plan of disposal described above would be executable. For this reason, the Company decided to close up to 16 of the remaining restaurants, resulting in an additional charge in the third quarter, 1995 of approximately $400,000 to reflect additional writedown of the property and equipment to currently estimated net realizable values and $2.3 million to record reserves for expected future occupancy related costs. Eight of these restaurants were closed as of December 31, 1995. Six additional restaurants were closed in 1996. The Company decided in 1996 to continue to operate 2 of these 16 restaurants until such time that the leases have expired or the properties have been sublet. The Company decided to continue to operate the remaining 38 stores previously included in the original 60 restaurants. With the restaurant closures discussed above and without the burden of impending closure associated with the prior plan regarding these markets, management believes that the markets represent acceptable growth opportunities for future development.

     Management also decided to close nine non-profitable restaurants in certain of its core markets resulting in charges in the third quarter 1995 of approximately $1.9 million related to the writedown of assets to their net realizable values and $1.9 million to record expected future occupancy related costs. Seven of these restaurants were closed as of December 31, 1995. The Company decided in 1996 to continue to operate two of these restaurants, one of which is being operated by CKE, as part of a management agreement with the Company.

     During the third quarter 1995, charges were recorded of approximately $3.3 million to dispose of the assets located on eight sites which had been operated as Company units and then leased to a former franchisee. The Company decided not to refranchise these units due to failure to identify a suitable franchise candidate which management believed had adequate and evident financial resources to successfully open the Houston market. This charge consisted of a writedown of approximately $2.7 million of the assets to their estimated net realizable values and reserves of approximately $600,000 for expected future occupancy related costs.

     In 1995, 18 additional modular buildings became excess, as expected Company development continued to be reduced and decisions were made regarding other restaurant closures. At December 31, 1995, the Company had available 54 substantially completed modular restaurant buildings, which were not expected to be assigned to future Company development. In order to recognize the impact of the additional excess buildings and to more competitively price all of the modular buildings, the Company recorded charges of approximately $1.6 million in the third quarter, 1995 and $458,000 in the fourth quarter, 1995. The charges of $2.3 million related to third quarter 1995 closure decisions, described above, also included approximately $1.5 million related to an additional writedown on modular buildings which were previously utilized at those locations. During 1996, the Company sold 20 buildings, resulting in 34 buildings available for sale at December 29, 1996 which are being marketed to franchisees and others. Current expectations of net realizable value are based on the Company's experience related to marketing the buildings.

     The Company recorded approximately $1.5 million in charges in the third quarter, 1995 related to further writedowns on excess land idled by slowdowns in the Company's expansion plans. Such land had been scheduled to be auctioned during the fourth quarter, 1995. These auctions occurred in the fourth quarter and closed in the first quarter, 1996. The absolute auctions generated lower than anticipated sales prices, and additional losses of

$1.1 million were recorded in the fourth quarter,  1995. As further discussed in
"Liquidity   and  Capital   Resources,"   these  sales  provided  cash  flow  of
approximately $2.4 million, primarily in the first quarter, 1996.

     During the fourth quarter, 1995 the sublessee of five of the six sites closed under the November 1994 plan, defaulted on the terms of the sublease agreements, resulting in charges of $483,000 related to occupancy and $430,000 to reduce the carrying value of the tangible assets to management's estimate of fair value less cost to sell.

     Due to concerns for obsolescence and abnormal wear and tear associated with transport and storage of surplus equipment, management recorded an $820,000 writedown in December, 1995 of the equipment's carrying value. Additionally, fourth quarter, 1995 charges totaling approximately $1.1 million were recorded to reflect changes in the estimated net realizable values of the Company's remaining surplus assets and properties.

     The $9.3 million of charges recorded in 1994, discussed above, included the following.

     The Company recorded charges of $2.6 million related to abandoned projects, $300,000 related to the write-off of certain identifiable intangibles which were not expected to be recoverable and $450,000 to increase reserves previously provided on surplus assets due to the continued slowdown in the development of new restaurants. The costs related to abandoned projects represent writeoffs of recorded amounts not expected to be recovered ($1.6 million) and estimated occupancy costs until disposal ($1.0 million).

     Management decided to exit one of its non-core, underperforming markets and, at that time, recorded a charge of approximately $1.1 million primarily to cover writedown of assets ($800,000) and occupancy exposure ($300,000).

     Additionally, the Company wrote off intangible assets associated with an abandoned project site ($131,000), provided for the estimated occupancy exposure on abandoned project sites ($430,000) and provided for asset write-offs on projects to be abandoned ($443,000).

     Based upon the Company's estimates of the number of excess modular buildings and the then current estimate as to recoverability, the Company recorded a charge of $1.2 million in 1994. Included in the $2.6 million of charges noted above is $300,000 related to an additional writedown on modular buildings which had been assigned to projects subsequently abandoned after the end of the third quarter.

     During 1994, management determined that portions of the equipment, training, and installation expenditures related to its point of sale and back office restaurant systems' rapid installation resulted in higher costs or overbillings and did not ultimately add to the value of the Company's systems. Approximately $1.3 million of these costs were deemed to have no probable future economic benefit and were written off. In addition, due to the further curtailment of new store development, the writedown of the Company's point of sale and back office software recorded in 1993 was increased (approximately $300,000). Further, management also decided to remove from operation and not pursue further deployment of its high tech video ordering technology and, therefore, recorded a charge of $600,000 related to the hardware and software costs of this endeavor.

     The Company also recorded charges in 1994 of approximately $400,000 related to the recorded values of projects abandoned in 1994.

     The $12.6 million of charges recorded in 1993 included the following.

     The Company recorded charges of $11.9 million related to a major business restructuring program and other restaurant closings designed to improve the Company's profitability. As a result of these actions, the Company closed 20 restaurants in 8 markets (including certain markets which the Company has exited entirely), and abandoned its plans to build an additional 46 restaurants then under development.

     The restructuring program resulted in a charge against operations of approximately $9.6 million. Approximately $8 million of the charge related to asset writedowns, including writedowns to recoverable amounts of certain other assets whose recovery was dependent on previous development plans and the balance represented future occupancy-related expenses. The decision to close other restaurants resulted in an additional charge against operations during 1993 of approximately $2.3 million, of which approximately $1.8 million related to writedowns of assets, and the balance represented future occupancy-related expenses.

     In addition to the charges discussed above, the Company reached decisions during 1993 to reduce the carrying value of certain underperforming assets in non-core markets by approximately $700,000.

     As described above, a substantial portion of the charges in fiscals 1993, 1994 and 1995 related to asset writedowns. The remainder of the charges related substantially to the establishment of reserves for expected future occupancy-related costs. During 1996, the Company revised its estimate of net realizable value for five of its poor performing restaurants in Montgomery, Alabama based upon an existing agreement to sell the restaurants to a non-affiliated restaurant operator. Such change in estimate resulted in a reduction of approximately $232,000 in related reserves. In addition, during the fourth quarter of 1996, management decided to reopen three units previously closed and to continue to operate a fourth unit that had been designated for closure, resulting in a reduction in the reserves for future occupancy-related costs of approximately $659,000. In addition, approximately $87,000 in other charges for net changes in estimated asset recovery were recorded during 1996. Such adjustments to the reserves are included in the caption "Provision for restaurant closures and other" on the accompanying Statement of Operations. Total Minimum lease commitments associated with surplus properties is $11.2 million. As of December 29, 1996, approximately $5.8 million remained in the reserve for expected future occupancy-related costs, which is net of amounts representing interest, discounted at 12%, as well as estimated future sublease recoveries. Assets held for sale of $2.0 million at December 29, 1996 resulting from the actions noted above consist mainly of surplus land, buildings and equipment. The expected disposal dates for these assets are over the next 3 to 24 months. The carrying amounts of such assets to be disposed of are shown separately on the accompanying consolidated balance sheets.

     In addition to the charges described above, 1995 results include approximately $13.7 million of certain charges recorded in the fourth quarter related to the adoption of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). This charge represents impairment of the carrying value of the assets of 37 stores based on management's future cash flow estimates given then current base lines and reasonable trend assumptions. Additional impairment reserves of approximately $824,000 were recorded during 1996, primarily related to three additional restaurants determined to be impaired. See Note16 to the accompanying consolidated financial statements.

General

     Rally's revenues are derived primarily from Company-owned restaurant sales and royalty fees from franchisees. The Company also receives revenues from the award of exclusive rights to develop Rally's restaurants in certain geographic areas (area development fees) and the award of licenses to use the Rally's brand and confidential operating system (franchise fees). Systemwide sales consist of aggregate revenues of Company-owned and franchised restaurants (including CKE-operated). Company revenue also includes payments resulting from an operating agreement with CKE, referred to as Owner fee income in the accompanying consolidated financial statements. Restaurant cost of sales, restaurant operating expenses, depreciation and amortization, and advertising and promotion expenses relate directly to Company-owned restaurants. General and administrative expenses relate to both Company-owned restaurants and franchise operations. Owner expenses relate to CKE-operated restaurants and consist primarily of depreciation and amortization.

     The table below sets forth the percentage  relationship  to total revenues,
unless  otherwise  indicated,   of  certain  items  included  in  the  Company's
consolidated statements of income and operating data for the periods indicated:

                                                                    Fiscal Years Ended
                                           ---------------------------------------------------------------------
                                            January 3,    January 2,   January 1,     December     December 29,
                                                                                         31,
                                               1993          1994         1995          1995           1996
                                           ------------- ------------- ------------  ------------  -------------

Revenues:
Restaurant sales                                 93.6%         95.1%         95.8%         96.2%         96.1%
Franchise revenues and fees                       6.4           4.9           4.2           3.8           3.6
Owner fee income                                  -             -             -             -              .3
                                           ------------- ------------- ------------  ------------  -------------
                                                100.0%        100.0%        100.0%        100.0%        100.0%
                                           ------------- ------------- ------------  ------------  -------------
Costs and expenses:
Restaurant cost of sales (1)                     34.7%         35.2%         35.0%         35.7%         34.3%
Restaurant operating expenses (1)                38.6          42.9          43.7          46.4          45.5
General and administrative expenses               9.4          10.1           9.7          10.0           9.4
Advertising and promotion expenses (1)            5.5           7.0           6.1           7.3           5.0
Depreciation and amortization (1)                 4.8           6.1           7.9           7.2           6.3
Owner expense (2)                                 -             -             -             -           169.1
Other charges (credits)                           -             7.2           9.3          16.4           -

Income (loss) from operations                    12.5          (4.0)         (7.9)        (19.3)          2.5
Total other (expense)                             (.7)         (3.7)         (5.1)         (5.3)         (5.0)
                                           ------------- ------------- ------------  ------------  -------------
Net income (loss) before income taxes
   and extraordinary items                       11.8          (7.7)        (13.0)        (24.6)         (2.5)

Net income (loss)                                 7.7%         (5.1)%       (10.3)%       (24.8)%         1.2%
                                           ============= ============= ============  ============  =============

Number of restaurants:
Restaurants open at the beginning of             333           450           520           542           481
   period
                                           ------------- ------------- ------------  ------------  -------------
Company restaurants opened (closed or
   transferred), net during period                81            55            (2)          (11)          (30)
Franchised restaurants opened (closed or
   transferred), net during period                36            15            24           (50)           16
                                           ------------- ------------- ------------  ------------  -------------
Total restaurants opened (closed or
   transferred), net during period               117            70            22           (61)          (14)
                                           ============= ============= ============  ============  =============
Total restaurants open at end of period          450           520           542           481           467
                                           ============= ============= ============  ============  =============

--------------------------
(1)  As a percentage of restaurant sales.
(2)  As a percentage of owner fee income.

Results of Operations

Fiscal Year Ended December 29, 1996 Compared With Fiscal Year Ended December 31, 1995

     Systemwide sales declined 11% for 1996 to approximately $316.7 million compared with approximately $355.7 million a year ago. This decrease is attributable to the comparatively lower number of units in operation in 1996 and to same store sales declines of 7% systemwide. The decline in same store sales is primarily due to the lower customer counts experienced upon the elimination of deep discounting programs in the third and fourth quarters of 1996 and to the reduced media spending in the fourth quarter of 1996.

     Total Company revenues decreased 14% to approximately $162.8 million in 1996 compared with approximately $188.9 million in 1995. Company-owned restaurant sales decreased 14% to approximately $156.5 million due to fewer Company units in operation, a 6% decline in same store sales, and a decline of approximately $9 million due to the Company's operating agreement with CKE, as discussed in "Liquidity and Capital Resources." Year-to-date, the Company opened 6 units, closed 8 units, and transferred operational responsibility to CKE for 28 units. Franchisees, exclusive of CKE, opened 15 units and closed 26 units. Five of the Company closures which were in the Montgomery DMA were sold in September, 1996.

     Restaurant cost of sales, as a percentage of sales, decreased to 34.3% for 1996 compared with 35.7% for 1995. This decrease is attributable primarily to various cost reduction actions taken during the second half of 1996, partially offset by higher food and paper costs as a percentage of sales in the first six months of 1996. These cost reduction actions include selective changes in some product and packaging specifications as well as re-negotiation of purchase terms and selection of alternative vendors. Management intends to continue to consumer test and implement such cost saving strategies in its stores, where appropriate. The increase in cost of sales in the first half of 1996 resulted primarily from a carryover of deep discounting programs in the first quarter of 1996 and to a shift in product mix sold, reflecting the impact of a larger percent of Big Buford(TM) sandwich sales in the first two quarters of 1996 compared to the same period of 1995. While this product carries a significantly higher dollar profit per unit, it does carry a higher food cost percentage than did the products formerly comprising its share of the total product mix. The Company from time to time negotiates purchase contracts for certain items used in its restaurants in the normal course of business. Although some of these contracts contain minimum purchase quantities, such quantities do not exceed expected usage over the term of such agreements.

     Restaurant operating expenses were 45.5% of sales for 1996 compared with 46.4% for 1995. The reduction is primarily due to management's cost reduction actions in the labor area and better fixed cost coverage in stores operating during the second half of the year, partially offset by increased bonus costs associated with store management compensation. This better fixed cost coverage is the result of closing poorer performing units and of transferring operational responsibility for certain higher fixed cost restaurants in Western markets to CKE. The identified and implemented changes in staffing levels and labor deployment in certain stores have yielded savings in management and crew labor. Management believes that these cost reduction actions should favorably influence ongoing operating expense performance; however, their impact may be partially offset by future increases in the minimum wage.

     General and administrative expenses on a year-to-date basis are lower than 1995, on both a dollar and a percentage of sales basis. This decrease is caused primarily by reductions in the corporate and field operations staffs, and by lower levels of bad debt and other dead project charges, partially offset by higher legal fees.

     Advertising expenses decreased approximately $5.4 million to 5.0% of sales for 1996 compared to 7.3% for 1995 due primarily to decreases in levels of radio advertising, outdoor advertising, and television advertising. During the fourth quarter, management decided to limit media spending until work with the new advertising agency on new creative and brand positioning was completed. Company-wide spending on the new advertising campaign did not begin until late February 1997.

     Depreciation and amortization on a year-to-date basis decreased to approximately $9.8 million as compared to approximately $13.0 million for the same period in the prior year. This decrease is primarily due to asset writedowns associated with the adoption of SFAS 121 at the beginning of the fourth quarter 1995, to a decrease in the number of properties being operated by the Company, and to a segregation into Owner expense of depreciation and amortization associated with the CKE-operated properties.

     Owner expenses of approximately $744,000 for 1996 represent the Company's segregated ownership cost related to the 28 units operated by CKE. These expenses consist primarily of depreciation and amortization associated with the properties.

     Interest expense decreased 19.3% to approximately $8.6 million for 1996 as compared to approximately $10.7 million for 1995 primarily due to the early extinguishment of debt, as previously discussed. See "Liquidity and Capital Resources" and Note 10 to the accompanying consolidated financial statements, for further discussion.

     Interest income was higher for 1996 as compared to 1995 due to increases in the average daily invested amounts.

     The Company's decrease in Other is due primarily to the current year storage costs related to excess modular buildings.

     The Company's net tax provision on a year to date basis is approximately $675,000 (obtained by adding the tax provision line to the tax expense of approximately $1,350,000 which has been netted against the extraordinary gain). $575,000 of this amount is related to state taxes expected to be payable. $100,000 relates to reduction of an IRS receivable for a NOL carryback to 1987, 1988, and 1989, further described in Note 13 to the accompanying consolidated financial statements. See earlier discussion above concerning the extraordinary gain.

Fiscal Year Ended December 31, 1995 Compared With Fiscal Year Ended January 1, 1995

     Systemwide sales declined 4% for 1995 to approximately $355.7 million compared with approximately $370.1 million a year ago. This decrease was the result of store closings and a decline of 5% in systemwide same store sales, offset in part by the full-year impact of 1994 store openings.

     Total revenue increased 1% from approximately $186.3 million in 1994 to approximately $188.9 million in 1995. Company-owned restaurant sales increased 2% to approximately $181.8 million. This increase was primarily attributable to the impact of the acquisition of ten units in Hampton Roads, Virginia from a franchisee as discussed in Note 2 to the accompanying consolidated financial statements, offset in part by a 4% decline in Company-owned same store sales. The ten units in Hampton Roads, Virginia were included in the Company's calculation of same store sales for the full year of 1995. Royalty fees decreased 6% in 1995 due to a 6% decline in franchise same store sales and the impact of the Hampton Roads, Virginia acquisition.

     Restaurant cost of sales, as a percentage of sales, increased to 35.7% for 1995 compared with 35.0% for 1994. This increase resulted primarily from the dramatic shift of product mix sold, reflecting the impact of the introduction of our Big Buford(TM) sandwich early in 1995. While this product carries a significantly higher dollar profit per unit, it does carry a higher food cost percentage than did the products formerly comprising its share of the total product mix. Secondary factors include aggressive discounting during the Company's tenth anniversary promotion, selective product repricing in the fourth quarter and significantly higher paper cost in 1995 due to a higher commodity cost and improved product packaging.

     Restaurant operating expenses were 46.4% of sales for 1995 compared with 43.7% for 1994. This increase as a percentage of sales is primarily attributable to higher labor, occupancy and repair and maintenance costs and to the decline in same store sales resulting in the Company's inability to adequately leverage the non-variable components of lease costs and labor costs. The higher labor costs were also impacted by an increased average wage rate, higher levels of management staffing, and poor maintenance and execution of the Company's store level labor management system.

     General and administrative expenses in 1995, on both a dollar and a percentage of sales basis, were higher than in 1994 primarily due to a charge of approximately $1.5 million related to uncertainty of collection of certain receivables, offset partly by cost reduction initiatives implemented during 1995.

     Advertising expenses increased in 1995 to approximately $13.2 million or 7.3% of sales, as compared with approximately $10.9 million or 6.1% of sales in 1994. This increase is primarily attributable to higher levels of advertising expenditures related to new product introductions, summer sweepstakes promotion and the tenth anniversary promotion. Incremental advertising dollars were not effective in driving incremental sales dollars at rates previously achieved.

     Depreciation and amortization decreased in 1995 to approximately $13.0 million as compared to approximately $14.1 million in 1994. This decrease is primarily due to a decrease in the number of properties in operation in 1995 and asset writedowns associated with the adoption of SFAS 121 at the beginning of the fourth quarter, 1995.

     Interest expense increased in 1995 to approximately $10.7 million as compared to approximately $9.7 million in 1994 primarily due to the debt incurred as part of the Hampton Roads, Virginia acquisition, discussed above.

     Interest income was higher in 1995 than in 1994 due primarily to a significant increase in the average daily invested amounts.

     The Company recognized other income of approximately $200,000 in 1995 as compared with other expense of approximately $400,000 in 1994. The increase was primarily attributable to the loss recorded in 1994 of approximately $300,000 related to the sale of Beaman (see Note 2 to the consolidated financial statements). The remainder of the increase is attributable to the difference in investment gains and losses between years.

Liquidity and Capital Resources

     The Company's cash flow from operating activity was approximately $543,000 for 1996 compared with approximately $8.5 million for 1995 and approximately $6.3 million for 1994. The notable decrease in 1996 from 1995 resulted primarily from reductions in working capital which more than offset higher net income in 1996. The change in working capital related primarily to decreased balances in accounts payable in 1996 due to decreased food and paper costs as a percentage of sales and to decreased overall sales volumes. The decreased overall sales volumes are attributable to the factors discussed above in the year to year comparison. The decrease in 1995 from 1994 is primarily a result of declining net income, somewhat offset by higher accrued liabilities associated with advertising, workers compensation costs, and other miscellaneous accruals.

     Capital expenditures of approximately $2.3 million for 1996 were funded primarily through sales of surplus properties and existing cash balances. Approximately $1,286,000 of these expenditures were for the construction or conversion of new stores, six of which opened in 1996 and five of which opened within the first two months of fiscal 1997. The Company spent approximately $220,000 for the replacement of three existing store buildings, constructed in the late eighties, with surplus modular buildings. Such actions were taken to provide increased operational flexibility and to reduce maintenance costs in these units given the low cash outflow necessary to utilize certain of the surplus modular buildings. Remaining capital expenditures were primarily for the purchase and installation of certain replacement equipment.

     The Company plans to open fifteen units in 1997 and reopen three units previously closed (see further discussion above). Full year capital expenditures are expected to be in the range of approximately $6 million to $8 million, inclusive of replacement capital. This level of new unit development exceeds that of 1996 (six units) and 1995 (three units) but is significantly less than that of 1994 (36 units).

     In January 1996, the Company repurchased, in two transactions, approximately $22 million face value of its 9 7/8% Senior Notes due in the year 2000. The Notes were purchased from GIANT GROUP, LTD. ("GIANT") at a price of $678.75 per $1,000 principal amount, representing the market closing price on the last business day prior to the repurchase date. The first transaction involved the repurchase of approximately $16 million face value of the Notes for approximately $11.1 million in cash. The second transaction involved the purchase of approximately $6 million face value of the Notes in exchange for a short-term note of approximately $4.1 million due in three installments of principal and interest, bearing interest at prime. The Company paid the final installment together with accrued interest on this note on September 27, 1996. Prior to the Senior Notes repurchases, the Company's Board of Directors had received an independent opinion from an investment banking firm as to the fairness of the transactions. Additionally, in four separate transactions during the fourth quarter 1996, the Company repurchased approximately $4.7 million face value of the Notes from various other bondholders for approximately $4.5 million in cash. As a result of these debt repurchases, the annualized ongoing interest payments on the Senior Notes have been reduced by approximately $2.6 million per year to approximately $5.8 million.

     Principal payments of debt and capital leases totaled approximately $21.8 million during 1996, inclusive of the approximately $11.1 million, the approximately $4.1 million and the approximately $4.5 million related to the Senior Notes repurchased, as discussed above. The Company is required to make a mandatory sinking fund payment on June 15, 1999 calculated to retire 33 1/3% in aggregate principal amount of the Senior Notes issued with the balance maturing on June 15, 2000. The repurchase discussed above reduces such sinking fund requirement to approximately $1.6 million from approximately $28.3 million.

     In February 1996, the Company obtained a one-year credit facility from GIANT. Concurrent with the completion of its Rights Offering on September 20, 1996, this credit facility was terminated by agreement of the parties.

     The Company is actively marketing the assets included in the caption "Assets held for sale" in the accompanying consolidated balance sheet and expects realization in cash over the next 3 to 24 months, although actual timing of such cash flows cannot be predicted. The assets contained in this caption are recorded at management's current estimate of fair market value less costs to sell. There can be no assurances that these values will be realized. Of the approximate $3.7 million generated during 1996 from the sale of land and buildings, approximately $1.9 million was generated during the first quart of 1996 from the closing of the sales of eleven properties auctioned in the fourth quarter 1995.

     During 1996, the Company received funds (approximately $90,000) on land contracts which are the subject of an aggregate amount of approximately $1.8 million of sale/leaseback financing. The interest rate on such facility is approximately 12.5%. The holder of such contracts has been unable to complete contractual requirements to fund such transactions. During the first quarter of 1997, the Company has received an additional $100,000 in funds on one of these properties. The Company continues to consider alternatives offered by the holder including substitution of a different buyer or extension of time available to fund the agreements.

     On July 1, 1996, the Company entered into a ten-year operating agreement with Carl Karcher Enterprises, Inc., a subsidiary of CKE Restaurants, Inc. (collectively referred to as "CKE"). Pursuant to the agreement, 28 Rally's-owned restaurants located in California and Arizona are being operated by CKE. The Company retains ownership in the restaurants and receives from CKE a percentage of gross revenues referred to in the financial statements as Owner fee income. This income is offset by the Company's segregated ownership costs related to these units, referred to as Owner expenses in the financial statements and consists primarily of noncash expenses of depreciation and amortization. The agreement has improved profitability and cash flow, generating approximately $340,000 cash flow in the last six months of 1996.

     The Company completed its Shareholder Rights Offering on September 20, 1996. The Offering raised over $10.8 million in gross proceeds, offset by legal and other issuance costs of approximately $437,000. In addition to the approximate $10.8 million of gross proceeds provided by the Offering, the Warrants issued could provide approximately $10.8 million for the Company's future growth. The proceeds from the Offering have been used to pay off debt of $4.5 million approximately and the remainder will be used for new store construction, refurbishment of some existing restaurants and for other general corporate purposes, including possible further debt reduction.

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

     On December 20, 1996, the Company issued warrants (the "Warrants") to purchase an aggregate of 1,500,000 restricted shares of its Common Stock to CKE and Fidelity National Financial, Inc. The Warrants have a three-year term and are not exercisable until December 20, 1997. The exercise price is $4.375 per share, the closing price of the Common Stock on December 20, 1996. The underlying shares of Common Stock have not been registered with the Securities and Exchange Commission and, therefore, are not freely tradable. Upon exercise, the Warrants will provide approximately $6.6 million in additional capital to the Company. See Note 4 to the accompanying consolidated financial statements for further discussion.

     The Company believes existing cash balances and cash flow from operations should be sufficient to fund its current operations and obligations. The ability of the Company to satisfy its obligations under the Senior Notes, however, continues to be dependent upon, among other factors, the Company successfully increasing revenues and profits.


Item 8.    Financial Statements and Supplementary Data

                                          RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                        AS OF DECEMBER 31, 1995 AND DECEMBER 29, 1996
                                        (In  thousands,  except shares and per share amounts)

                                                                                                     December     December 29,
                                                                                                     31, 1995         1996
                                                                                                   -------------  --------------
ASSETS
Current assets:
   Cash and cash equivalents                                                                       $   8,811      $   2,285
   Restricted cash                                                                                       683          1,649
   Investments                                                                                         4,933          1,958
   Royalties receivable, including $483 and $0 from related parties at December 31, 1995 and
     December 29, 1996, respectively, net of a reserve for doubtful accounts of $922 and
     $1,405 at December  31, 1995 and December 29, 1996, respectively                                    818            437
   Accounts and other receivables including $23 and $565 from related parties at December 31,
     1995 and December 29, 1996, respectively, net of a reserve for doubtful accounts of $453
     and $301 at December 31, 1995 and December 29, 1996, respectively                                 2,131          1,698
   Inventory, at lower of cost or market                                                               1,056            794
   Prepaid expenses and other current assets                                                           1,131            999
   Assets held for sale                                                                                2,506            596
                                                                                                   -------------  --------------
         Total current assets                                                                         22,069         10,416

Assets held for sale                                                                                   3,517          1,426
Net property and equipment, at historical cost                                                        78,683         69,806
Notes receivable, including $175 and $127 from related parties at December 31, 1995 and
   December 29, 1996, respectively, net of a reserve for doubtful accounts of $542 and $853 at
   December 31, 1995 and December 29, 1996, respectively                                                 789            773
Goodwill, less accumulated amortization of $1,704 and $2,243 at December 31, 1995 and
  December 29, 1996, respectively                                                                     10,921         10,482
Reacquired franchise and territory rights, less accumulated amortization of $1,202 and $1,984
  at December 31, 1995 and December 29, 1996, respectively                                            12,261         11,439
Other intangibles, less accumulated amortization of $2,344 and $2,459 at December 31, 1995 and
  December 29, 1996, respectively                                                                      5,262          4,769
Other assets, less accumulated amortization of $1,638 and $1,101 at December 31, 1995 and
  December 29, 1996, respectively                                                                      3,890          3,147
                                                                                                   -------------  --------------
         Total assets                                                                              $ 137,392      $ 112,258
                                                                                                   =============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                                                $    8,773         4,884
   Accrued liabilities                                                                                15,959         13,600
   Current maturities of long-term debt and obligations under capital leases                          17,544          1,484
                                                                                                   -------------  --------------
         Total current liabilities                                                                    42,276         19,968

Senior notes, less current maturities, net of discount of $768 and $429 at December 31, 1995
   and December 29, 1996, respectively                                                                69,034         57,897
Long-term debt, less current maturities                                                                5,749          4,775
Obligations under capital leases, less current maturities                                              5,631          5,408
Other liabilities                                                                                      8,030          4,845
                                                                                                   -------------  --------------
         Total liabilities                                                                           130,720         92,893
                                                                                                   -------------  --------------

Commitments and contingencies (Note 12)

Shareholders' equity:
Preferred stock, $.10 par value, 5,000,000 shares authorized, no shares issued                             -              -
Common stock, $.10 par value, 50,000,000 shares authorized, 15,927,000 and 20,788,000 shares
   issued at December 31, 1995 and December 29, 1996, respectively                                     1,593          2,079
Additional paid-in capital                                                                            60,804         71,023
Less:  Treasury shares, 273,000 at December 31, 1995 and December 29, 1996                            (2,108)        (2,108)
Retained deficit                                                                                     (53,617)       (51,629)
                                                                                                   -------------  --------------
         Total shareholders' equity                                                                    6,672         19,365
                                                                                                   =============  ==============
         Total liabilities and shareholders' equity                                                $ 137,392      $ 112,258
                                                                                                   =============  ==============

          The  accompanying  notes to consolidated  financial  statements are an integral part of these consolidated financial statements.


                                          RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED JANUARY 1, 1995, DECEMBER 31, 1995, AND DECEMBER 29, 1996
                                           (In thousands, except per share amounts)

                                                                                          Fiscal Years Ended
                                                                             ----------------------------------------------
                                                                             January 1,     December 31,     December 29,
                                                                                1995            1995             1996
                                                                             ------------  ---------------  ---------------

REVENUES:
   Restaurant sales                                                           $  178,476   $      181,778   $     156,445
   Franchise revenues and fees                                                     7,842           7,081            5,867
   Owner fee income                                                                    -               -              440
                                                                             ------------  ---------------  ---------------
         Total revenues                                                          186,318         188,859          162,752
                                                                             ------------  ---------------  ---------------

COSTS AND EXPENSES:
   Restaurant costs of sales                                                      62,518          64,813           53,712
   Restaurant operating expenses exclusive of depreciation and
     amortization and advertising and promotion expenses                          78,072          84,305           71,155
   General and administrative expenses                                            18,068          18,972           15,426
   Advertising and promotion expenses                                             10,898          13,188            7,767
   Depreciation and amortization                                                  14,139          13,006            9,838
   Owner expense                                                                       -               -              744
   Provision for restaurant closures and other                                    17,259          31,045               20
                                                                             ------------  ---------------  ---------------
         Total costs and expenses                                                200,954         225,329          158,662
                                                                             ------------  ---------------  ---------------

Income (loss) from operations                                                    (14,636)        (36,470)           4,090
                                                                             ------------  ---------------  ---------------

OTHER INCOME (EXPENSE):
   Interest expense                                                               (9,742)        (10,682)          (8,622)
   Interest income                                                                   477             538              614
   Other                                                                            (354)            234              (49)
                                                                             ------------  ---------------  ---------------
         Total other (expense)                                                    (9,619)         (9,910)          (8,057)
                                                                             ------------  ---------------  ---------------

Loss before income taxes and extraordinary items                                 (24,255)        (46,380)          (3,967)

PROVISION (BENEFIT) FOR INCOME TAXES                                              (4,982)            539             (675)
                                                                             ------------  ---------------  ---------------

Loss before extraordinary items                                                  (19,273)        (46,919)          (3,292)

EXTRAORDINARY ITEMS (net of tax expense of $1,350)                                     -               -            5,280
                                                                             ------------  ---------------  ---------------
Net income (loss)                                                             $  (19,273)  $                $
                                                                                                 (46,919)           1,988
                                                                             ============  ===============  ===============

Earnings (loss) per common share:
   Earnings (loss) before extraordinary item                                 $             $                $
                                                                                   (1.42)          (3.00)            (.19)
   Extraordinary item                                                                  -               -              .31
                                                                             ============  ===============  ===============

Earnings (loss) per common share                                             $             $                $
                                                                                   (1.42)          (3.00)             .12
                                                                             ============  ===============  ===============

Weighted average shares outstanding                                               13,564          15,620           17,007
                                                                             ============  ===============  ===============


               The accompanying notes to consolidated  financial  statements are an integral part of these consolidated financial statements.




                                               RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                            (In thousands)


                                                                                 Treasury Stock and
                                   Common Stock            Preferred Stock       Contingent Shares
                          --------------------------- ------------------------- -------------------
                                                                                                    Additional  Retained
                            Shares    Shares             Shares   Shares                             Paid-In    Earnings    Total
                          Authorized  Issued  Amount  Authorized Issued  Amount  Shares   Amount     Capital    (Deficit)   Equity
                          ---------- -------- ------- ---------- ------- ------- ------ ----------  --------- ----------  ----------

Balances at January 2,1994   25,000   13,268  $1,327      -         -    $   -    (239)  $(2,009)     50,634    $ 12,575   $ 62,527

Issuance of common stock       -       2,569     257      -         -        -      -       -          9,976       -         10,233
Net loss                       -        -        -        -         -        -      -       -           -       (19,273)    (19,273)
                          ---------- -------- ------- ---------- ------- ------- ------ ----------   ---------- ----------  --------
Balances at January 1,       25,000   15,837   1,584      -         -        -    (239)   (2,009)     60,610     (6,698)     53,487
   1995

Amendment to the             25,000      -        -       -         -        -      -       -           -          -
   Charter (A)
Issuance of common stock       -          90        9     -         -        -      -       -            194       -            203
Treasury stock acquired        -         -        -       -         -        -     (34)      (99)       -          -            (99)
Net loss                       -         -        -       -         -        -      -       -           -       (46,919)    (46,919)
                          ---------- -------- ------- ---------- ------- ------- ------ ----------   ---------- ----------  --------
Balances at
  December 31, 1995          50,000   15,927   1,593      -         -        -    (273)   (2,108)     60,804    (53,617)      6,672

Issuance of common stock       -          35       3      -         -        -      -       -             74       -             77
Authorization of
   preferred stock (B)         -         -        -    5,000,000    -        -      -       -          -           -
Shareholders Rights Offering   -       4,826     483      -         -        -      -       -          9,975       -         10,458

Issuance of
   compensatory stock
   options and warrants        -         -        -      -          -        -      -       -            170       -            170
Net income                     -         -        -      -          -        -      -       -          -          1,988       1,988
                          ========== ======== ======= ========== ======= ======= ====== ==========   ========== ==========  ========
Balances at December
   29, 1996                  50,000   20,788  $2,079   5,000,000    -     $  -    (273)  $(2,108)    $71,023   $(51,629)   $ 19,365
                          ========== ======== ======= ========== ======= ======= ====== ==========   ========== ==========  ========


(A)  On May 13, 1995,  stockholders of the Company  approved a proposal to amend the  Certificate  of  Incorporation  to increase the number of  authorized shares of Common Stock from 25,000,000 shares to 50,000,000.

(B)  On July 10, 1996, stockholders of the Company ratified the authorization of 5,000,000 shares of Preferred Stock at a par value of $.10.

















          The  accompanying  notes to consolidated  financial  statements are an integral part of these consolidated financial statements.


                                       RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOW
                                                     (In thousands)

                                                                                         Fiscal Years Ended
                                                                             --------------------------------------------
                                                                             January 1,    December 31,    December 29,
                                                                                1995           1995            1996
                                                                             ------------  -------------- ---------------
CASH FLOWS PROVIDED FROM OPERATING ACTIVITIES:
Net income (loss)                                                              $ (19,273)    $ (46,919)    $    1,988
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                14,139        13,006         10,482
     Extraordinary items, before tax expense of $1,350                                 -             -         (6,630)
     Provision for restaurant closures and other                                  17,259        31,045             20
     Provision for losses on receivables                                             377         1,507            968
     Other                                                                           568         2,276          1,265
     Changes  in  assets  and   liabilities   net  of  effects   from   business
       combinations:
       (Increase) decrease in assets:
         Receivables                                                              (1,810)          775           (306)
         Inventory                                                                   (14)          (63)           262
         Prepaid expenses and other current assets                                   752           185            161
         Other assets                                                             (2,563)          292           (121)
       Increase (decrease) in liabilities:
         Accounts payable and accrued liabilities                                    187         7,815         (6,011)
         Deferred income taxes                                                    (1,524)         -                 -
         Other liabilities                                                        (1,824)       (1,424)        (1,535)
                                                                             ------------  -------------- ---------------
           Net cash provided by operating activities                               6,274         8,495            543
                                                                             ------------  -------------- ---------------

CASH FLOWS PROVIDED FROM (USED IN) INVESTING ACTIVITIES:
   (Increase) decrease in investments                                              9,022          (848)         2,975
   Notes receivable                                                                  429           154            312
   Pre-opening costs                                                                (832)          (45)          (156)
   Capital expenditures                                                          (19,808)       (3,405)        (2,306)
   Proceeds from the sale of property and equipment                                2,525         4,266          4,392
   (Increase) decrease in intangible assets                                       (1,436)         (111)           (39)
   Acquisition of businesses, net of cash acquired                                (1,836)       (1,931)             -
   Proceeds from the sale of a business                                             -            2,730              -
                                                                             ------------  -------------- ---------------
           Net cash provided by (used in) investing activities                   (11,936)          810          5,178
                                                                             ------------  -------------- ---------------

CASH FLOWS PROVIDED FROM (USED IN) FINANCING ACTIVITIES:
   (Increase) in restricted cash                                                    -             (683)          (966)
   Payment of organization and development costs                                      (4)           (3)             -
   Principal payments of debt                                                     (5,538)       (2,114)        (1,696)
   Senior Notes retirement                                                          -             -           (19,612)
   Issuance of common stock, net of costs of issuance                             10,233           203         10,535
   Principal payments on capital lease obligations                                  (393)         (604)          (508)
                                                                             ------------  -------------- ---------------
           Net cash provided from (used in) financing activities                   4,298        (3,201)       (12,247)
                                                                             ------------  -------------- ---------------
           Net increase (decrease) in cash                                        (1,364)        6,104         (6,526)

CASH AND CASH EQUIVALENTS, beginning of period                                     4,071         2,707          8,811
                                                                             ============  ============== ===============
CASH AND CASH EQUIVALENTS, end of period                                     $     2,707   $     8,811      $   2,285
                                                                             ============  ============== ===============




        The  accompanying  notes to  consolidated  financial  statements  are an integral part of these consolidated financial statements.

                    RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (tabular dollars in thousands, except per share amounts)



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)   Financial Statement Presentation and Organization

          The consolidated financial statements include Rally's Hamburgers, Inc. and its wholly-owned subsidiaries, each of which is described below. Rally's Hamburgers, Inc. and its subsidiaries are collectively referred to herein as the context requires as "Rally's" or the "Company". All significant intercompany accounts and transactions have been eliminated.

          Rally's is one of the largest chains of double drive-thru restaurants in the United States. At December 29, 1996, the Rally's system included 467 restaurants in 19 states, primarily in the Midwest and the Sunbelt, comprised of 209 Company-owned and operated, 231 franchised and 27 Company-owned restaurants in Western markets which are operated as Rally's restaurants by CKE Restaurants, Inc. ("CKE"), a significant shareholder of the Company, under an operating agreement which began July, 1996. One additional Company-owned store covered by the operating agreement has been converted to the Carl's Jr. format and is not included in the above store count. The Company's restaurants offer high quality fast food. The Company serves the drive-thru and take-out segments of the quick-service restaurant industry. The Company opened its first restaurant in January 1985 and began offering franchises in November 1986.

          Rally's Hamburgers, Inc., Rally's of Ohio, Inc., Self Service Drive Thru, Inc. and Hampton Roads Foods, Inc. own and operate Rally's restaurants in various states. Additionally, Rally's Hamburgers, Inc. operates as franchisor of the Rally's brand. Rally's Management, Inc. provides overall corporate management of the Company's businesses. Rally's Finance, Inc. was organized for the purpose of making loans to Rally's franchisees to finance the acquisition of restaurant equipment and modular buildings. RAR, Inc. was organized for the purpose of acquiring and operating a corporate airplane and is currently inactive. The Company's wholly-owned subsidiary, ZDT Corporation, was formed to own the Zipps brand and franchise system. MAC 1 was organized for the purpose of acquiring a manufacturer of modular buildings. The manufacturing business was sold in January 1995 (see
          Note 2).

          The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, when actual transactions anticipated are consummated. In addition, despite management diligence, changes in estimates do and will continue to occur due to changes in available relevant data and consummation of the events and transactions. The statements are prepared on a going concern basis. Certain of the most significant estimates include useful lives assigned to depreciable/amortizable assets, fair value less costs to sell of long-lived assets held for sale, fair value of long-lived assets held for use, future net occupancy costs related to closed/disposable properties, accruals for the Company's self-insured and high deductible insurance programs, and disclosures regarding commitments and contingencies.

      b) Revenue Recognition

          The Company recognizes franchise fees as income on the date a restaurant is opened, at which time the Company has performed its obligations relating to such fees. Area development fees are generated from the awarding of exclusive rights to develop, own and operate Rally's restaurants in certain geographic areas pursuant to an Area Development Agreement. Such fees are recognized as income on a pro rata basis as the restaurants are opened or upon the cancellation or expiration of an Area Development Agreement. Both franchise fees and area development fees are non-refundable. The Company also receives royalty fees from franchisees in the amount of 4% of each franchised restaurant's gross revenues, as defined in the Franchise Agreement. Royalty fees are recognized as earned.

     c)  Property and Equipment

          Property and equipment are depreciated using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The estimated useful lives for financial reporting purposes are the shorter of 20 years or the lease life plus available renewal options for buildings and property held under capital leases, eight years for furniture and equipment, five years for software and computer systems and the life of the lease for leasehold improvements. Expenditures for major renewals and betterments are capitalized while expenditures for maintenance and repairs are expensed as incurred.

     d)  Interest Costs

          Interest costs incurred during the construction of restaurants are capitalized as a component of the cost of the restaurants and are amortized on a straight-line basis over the estimated useful lives of the restaurants. The amounts capitalized for the fiscal years ended January 1, 1995, December 31, 1995 and December 29, 1996 were approximately $490,000, $30,000 and $7,000, respectively.

     e)  Inventory

          Inventory is valued at latest invoice cost which approximates the lower of first-in, first-out cost or market.

     f)  Supplemental Disclosures of Cash Flow Information

                                                   Fiscal Years Ended
                                          --------------------------------------
                                           January 1,  December 31, December 29,
                                              1995        1995         1996
                                          ------------ ------------ ------------

Interest paid (net of amount capitalized)    $ 9,760    $ 10,679       $ 8,639
Income taxes paid                                163         212           983
Capital lease obligations incurred               -         1,616           111

              The purchase of HRF described in Note 2 was recorded as follows:

                                                                      Fiscal
                                                                   Year Ended
                                                                 ---------------
                                                                   December 31,
                                                                       1995
                                                                 ---------------

                              Fair value of assets acquired            $ 9,133
                              Cash paid                                 (2,125)
                                                                 ===============
                              Liabilities assumed                      $ 7,008
                                                                 ===============

          As a result of the sale of Beaman discussed in Note 2, the Company recorded the net present value of a non-interest bearing note of approximately $347,000. The Company recorded in 1996 approximately $547,000 in notes receivable primarily as the result of the sale of five of its restaurants in Montgomery, Alabama. These non-cash transactions have been excluded from the consolidated statement of cash flows.

          During fiscal 1995 and 1996, the Company accepted notes due within two to five years, bearing interest at rates previously specified in the underlying franchise agreements, for certain receivables from franchises in the aggregate amount of approximately $542,000 for 1995 and approximately $340,000 for 1996. There were no such notes in 1994.

          For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents at December 31, 1995 and December 29, 1996 were approximately $6.8 million and $976,000, respectively.

     g)  Earnings (Loss) Per Common Share

          Earnings (loss) per common share is calculated based upon the weighted average shares and common equivalent shares outstanding during the periods.

     h)   Goodwill,  Reacquired  Franchise  Rights,  Other Intangibles and Other
          Assets

          Goodwill, reacquired franchise and territory rights, other intangibles and other assets are being amortized using the straight-line method over the following periods:

                                                                  Amortization
                                                                     Period
                                                                 --------------

                      Goodwill                                    5, 20-25 years
                      Reacquired franchise and territory rights      15-20 years
                      Other intangibles                               3-25 years
                      Other assets                                    5-25 years

          Subsequent to the intangibles' acquisition, the Company evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill and other intangibles may warrant revision or that the remaining balance of goodwill and other intangibles may not be recoverable. When factors indicate that goodwill or other intangibles should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the goodwill and other intangibles in measuring whether the goodwill and other intangibles are recoverable. The amount of any such impairment is determined as the difference between carrying value and fair value based upon discounted cash flows. No such impairment was recorded in any period presented except as disclosed in Note 16.

     i)  Owner Fee Income and Expense

          Revenue received as a result of the operating agreement with CKE is referred to as Owner fee income in the accompanying consolidated financial statements. Expenses related to the ongoing investment in the CKE-operated restaurants consist primarily of depreciation and amortization and are referred to as Owner expenses in the accompanying consolidated financial statements.

     j)  Advertising Costs

          It is the Company's policy to expense advertising costs as incurred.

     k)  Reclassification

          Certain items have been reclassified in the accompanying consolidated financial statements for prior periods in order to be comparable with the classification adopted for the fiscal year ended December 29, 1996. Such reclassifications had no effect on previously reported net income.

2.   ACQUISITION AND DISPOSITION

     On February 13, 1995, the Company acquired all of the shares of common stock of Hampton Roads Foods, Inc. (a Louisiana corporation) and certain of the assets of HRF, Inc. (a Virginia corporation), collectively referred to as "HRF", for approximately $7.2 million, of which approximately $2.1 million was paid in cash and the remainder to be paid over the ensuing six years pursuant to a secured promissory note, bearing interest at 9%. In addition, the Company assumed approximately $654,000 of notes payable and other liabilities and HRF's lease obligations, including capital lease obligations of approximately $1.3 million. HRF owned and operated a total of ten Rally's restaurants and owned the exclusive right to develop additional Rally's restaurants in the Hampton Roads and Norfolk, Virginia areas. The acquisition of HRF was accounted for as a purchase.

     The total purchase price of approximately $9.1 million has been allocated in the accompanying balance sheet as net property and equipment (approximately $2.1 million) and as intangible and other assets
     (approximately $6.7 million). The remainder of the purchase price, approximately $319,000, was allocated to various current assets. The intangible and other asset amounts include a non-compete (approximately $150,000) which is being amortized over five years and reacquired franchise and territory rights (approximately $6.6 million) which are being amortized over 15 years.

     The impact on operations of this acquisition was not significant for any of the periods presented, and, therefore, proforma amounts are not presented giving effect to this acquisition.

     On January 30, 1995, the Company sold all of the shares of common stock of Beaman Corporation, its wholly-owned modular building subsidiary, for approximately $3.1 million, of which approximately $2.7 million was paid in cash, and the remainder to be paid pursuant to a non-interest bearing, unsecured promissory note.

3.   RESTAURANT CLOSURES AND OTHER

     Certain charges in fiscals1994, 1995 and 1996 have been aggregated and segregated into the caption "Provision for Restaurant Closures and Other" in the accompanying Statements of Operations. These items represent estimates of the impact of management decisions which have been made at various points in time in response to the Company's sales and profit performance and the then-current revenue building and profit enhancing strategies.

     In summary and chronologically, the decisions that had been reached in 1994 were to abandon additional real estate development projects and certain investment in infrastructure (approximately $5.3 million) and to abandon additional projects and franchise or otherwise dispose of up to 60 Company restaurants (approximately $12.0 million). During 1995, the Company concluded that much of its 1994 plan of disposal would not be executable. As a result, the Company decided to (i) close up to 16 of the original 60 restaurants included in the 1994 disposal plan, (ii) close nine poor performing restaurants in its core markets, (iii) writeoff estimated exposure resulting from the default of a subleasee/franchisee in a former Company market, (iv) record additional writedowns of modular building value, (v) record writedowns to sales price less cost to sell of all properties auctioned in fourth quarter, 1995 (vi) record asset writedowns and occupancy exposure related to the default of a tenant for five of the units closed under the 1994 plan and (vii) record other changes in estimates related to the Company's surplus properties. The charges for the above 1995 items totaled approximately $17.3 million. Also reflected in this caption for fiscal 1995 is an approximate $13.7 million charge related to the Company's adoption of Statement of Financial Accounting Standards No. 121 ("SFAS 121) further discussed in Note 16.

     Included in this caption for fiscal 1996 are charges of approximately $679,000 related to the writedown and sale of assets offset by approximately $659,000 resulting from a reduction in surplus property reserves related to Management's decision to re-open three units previously closed and to continue to operate a fourth unit that had been designated for closure. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations--"Restaurants Closures and Other."

4.   RELATED PARTY TRANSACTIONS

     a)   Issuance of Warrants

          On December 20, 1996, the Company issued warrants (the "Warrants") to purchase an aggregate of 1,500,000 restricted shares of its Common Stock to CKE and Fidelity National Financial, Inc. The Warrants were granted as an incentive to CKE and Fidelity to continue to participate in the identification and exploitation of synergistic opportunities with the Company. The Warrants have a three-year term and are not exercisable until December 20, 1997. The exercise price is $4.375 per share, the closing price of the Common Stock on December 20, 1996. The underlying shares of Common Stock have not been registered with the Securities and Exchange Commission and, therefore, are not freely tradable. Upon exercise, the Warrants would provide approximately $6.6 million in additional capital to the Company. The Company obtained a valuation analysis from an investment banking firm of national standing. Such analysis estimated the value of the Warrants to be approximately $960,000. Approximately $24,000 has been expensed during 1996 within General and Administrative expenses. The remaining value will be expensed in fiscal 1997 over the remainder of the vesting period of the underlying Warrants.

     b)   West Coast Operating Agreement

          On July 1, 1996, the Company entered into a ten-year Operating Agreement with Carl Karcher Enterprises, Inc., a subsidiary of CKE Restaurants, Inc. (collectively referred to as "CKE"). CKE is the operator of the Carl's Jr. restaurant chain. Pursuant to the agreement, 28 Rally's owned restaurants located in California and Arizona are being operated by CKE. Such agreement is cancelable after an initial five-year period, at the discretion of CKE. A portion of these restaurants, at the discretion of CKE, will be converted to the Carl's Jr. format. To date, one restaurant has been converted. The agreement was approved by a majority of the independent Directors of the Company. Prior to the agreement, the Company's independent Directors had received an opinion as to the fairness of the agreement, from a financial point of view, from an investment banking firm of national standing.

          Under the terms of the Operating Agreement, CKE is responsible for conversion costs associated with transforming the restaurants to the Carl's Jr. format, as well as the operating expenses of all the restaurants. Rally's retains ownership of all 28 restaurants and is entitled to receive a percentage of gross revenues generated by each restaurant. Subsequent to the agreement, the Company's revenues have been, and will continue to be, reduced by the absence of the restaurants' sales, somewhat offset by the fee paid to the Company by CKE. For the first six months of the current year, the restaurants covered by this Operating Agreement had sales of approximately $10.5 million. The Company anticipates that the agreement will continue to positively impact both net income and cash flow. While the overall impact of the agreement is not expected to be material to the financial statements, it will allow management to concentrate its efforts in more fully developed Rally's markets. The agreement will also allow the Company to take advantage of any improvements in restaurant operations attained by CKE by implementing these improvements in Company stores. In the event of a sale by Rally's of any of the 28 restaurants, Rally's and CKE would share in the proceeds based upon the relative value of their respective capital investments in such restaurant.

     c)   Option Grants to Non-employees

          During 1996, the Company granted 150,000 options to certain individuals not employed by the Company for services provided. Approximately $84,000 has been expensed for these grants in General and Administrative Expenses in the accompanying Statement of Operations. Such options were granted at the market values on the dates of grant, were immediately exercisable and expire in five years.

     d)   Other Transactions

          The Company has had transactions with certain companies or individuals which are related parties by virtue of having stockholders in common, by being officers/directors or because they are controlled by significant stockholders or officers/directors of the Company. Such transactions which impacted the Company's consolidated financial statements are summarized below. Information with respect to related party rent is disclosed in Note 12. The Company and its franchisees each pay 1/2% of sales to the Rally's National Advertising Fund (the "Fund"), established for the purpose of creating and producing advertising for the chain. The Fund is not included in the consolidated financial statements, although the Company's contributions to the Fund are included in the Advertising and Promotion Expenses in the Company's consolidated Statements of Operations.

                                            December 31,     December 29,
                                               1995              1996
                                        ------------------  ----------------
          Balance Sheet Amounts
          Royalties receivable                $ 483           $    -
          Accounts receivable                    23               565
          Notes receivable                      175               127
          Accounts payable                      307                95
          Accrued liabilities                   -                  60

                                                     Fiscal Years Ended
                                  ----------------------------------------------
                                    January 1,   December 31,     December 29,
                                       1995          1995             1996
                                  ------------- -------------    ---------------
Revenue and Transaction Amounts
Repurchase of Senior Notes (gross)  $   -          $    -          $   6,339
Royalty fees                          2,129          2,407             -
Owner fee income                        -               -                440
Rental income                           195            262             -
Interest income                          93             16                49
                                    ==========     ==========      =============
                                    $ 2,417        $ 2,685         $   6,828
                                    ==========     ==========      =============

Expense Amounts
Legal                               $   923        $   777         $   1,024
Owner expense                           -               -                744
Interest expense                        -               -                180
Compensatory stock options and
   warrants                             -               -                170
Other                                    14             -                -
                                    ==========     ==========      =============
                                    $   937        $    777        $   2,118
                                    ==========     ==========      =============

5.   RESTRICTED CASH

     Restricted cash consists of amounts held in various Certificates of Deposit as collateral for Letters of Credit and daily Automated Clearing House ("ACH") transactions.

6.   INVESTMENTS

     Excess funds are being invested in U.S. Treasury and investment grade corporate debt securities. These securities are deemed as "available-for-sale" under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" and are reported at fair value. Unrealized holding gains and losses, excluding those losses considered to be other than temporary, are reported as a net amount in a separate component of shareholders' equity. No net unrealized losses were reported for any period presented. Provisions for declines in market value are made for losses considered to be other than temporary. No such provision was necessary for the years ended December 31, 1995 and December 29, 1996. The provision for the year ended January 1, 1995 was approximately $95,000. The market value of the portfolio was determined based on quoted market prices for these investments. Realized gains or losses from the sale of investments are based on the specific identification method.

     The carrying value is equal to the market value of investments at December 31, 1995 and December 29, 1996 and consist of the following:

          December 31, 1995
          United States government and its agencies   $  4,933
          Corporate debt instruments                      -
                                                     ==========
          Total                                       $  4,933
                                                     ==========

          December 29, 1996
          United States government and its agencies   $    500
          Corporate debt instruments                     1,458
                                                     ==========
          Total                                       $  1,958
                                                     ==========

     The contractual maturities of these investments at December 29, 1996 were as follows:

                                  1997      $    500
                                  2002           248
                                  2012           299
                                  2013           597
                                  2017           314
                                            =========
                                               1,958
                                            =========

     The proceeds from the sale of investments and related gross gains and losses for the twelve months ended January 1, 1995, December 31, 1995 and December 29, 1996 were as follows:

                                                    Fiscal Years Ended
                                        ----------------------------------------
                                        January 1,   December 31,   December 29,
                                           1995          1995           1996
                                        ---------- --------------   ------------

          Proceeds from the sale of     $  17,798    $   15,653     $  10,531
            investments
          Gross gains realized               137             56          -
          Gross losses realized             (364)         -                (4)

7.   NET PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                December 31,      December 29,
                                                    1995              1996
                                               ----------------  ---------------

     Land                                      $       14,310    $       14,074
     Buildings and leasehold improvements              46,520            47,463
     Equipment, furniture and fixtures                 45,036            41,312
                                               ----------------  ---------------
                                                      105,866           102,849
     Less accumulated depreciation                    (32,049)          (37,518)
                                               ----------------  ---------------
                                                       73,817            65,331
                                               ----------------  ---------------
     Property held under capital lease                  6,208             6,145
     Less accumulated amortization                     (1,342)           (1,670)
                                               ----------------  ---------------
                                                        4,866             4,475
                                               ================  ===============
     Net property and equipment                $       78,683    $       69,806
                                               ================  ===============

8.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                           December 31,    December 29,
                                               1995            1996
                                          --------------- ---------------

     Payroll and payroll taxes            $        3,013   $        2,245
     Closed store reserve                          2,767            1,964
     Workers compensation                          2,102            2,367
     Advertising                                   1,819              316
     Other                                         6,258            6,708
                                          =============== ===============
                                          $       15,959   $       13,600
                                          =============== ===============

9.   OTHER LIABILITIES

     Other liabilities consist of the following:

                                      December 31,    December 29,
                                          1995            1996
                                     --------------- ---------------

     Closed store reserve            $        6,908    $       3,881
     Unfavorable lease loss                     890              748
     Other                                      232              216
                                     =============== ===============
                                     $        8,030    $       4,845
                                     =============== ===============

10.  SENIOR NOTES

     On March 9, 1993, the Company sold approximately $85 million of 9 7/8% Senior, Notes due 2000 (the "Notes"). The Company is required to make a mandatory sinking fund payment on June 15, 1999 to retire 33 1/3% in aggregate principal amount of the Notes issued. The Notes are carried net of the related discount, which is being amortized over the life of the Notes. Interest is payable June 15 and December 15. The Notes include certain restrictive covenants which, among other restrictions, limit the Company's ability to obtain additional borrowings and to pay dividends as well as impose certain change of control provisions, as defined.

     On January 29, 1996, the Company repurchased, in two transactions, at a price of approximately $678.75 per $1,000 principal amount, approximately $22 million face value of its 9 7/8% Senior Notes due in the year 2000 from GIANT GROUP, LTD. ("GIANT"). The price paid in each transaction represented the market closing price on January 26, 1996. The first transaction involved the repurchase of approximately $16 million face value of the Notes for approximately $11.1 million in cash. The second transaction involved the purchase of approximately $6 million face value of Notes in exchange for a short-term note of approximately $4.1 million, due in three installments of principal and interest, issued by Rally's. The Company paid the final installment on this note, together with accrued interest thereon, on September 27, 1996. The purchases were approved by a majority of the independent Directors of the Company. Prior to the purchases, the Company's independent Directors had received an opinion as to the fairness of the transactions, from a financial point of view, from an investment banking firm of national standing. Due to the repurchases in January 1996, the redemption price of approximately $15.2 million has been classified in the caption "Current Maturities of Long-Term Debt and Obligations Under Capital Leases" in the accompanying consolidated balance sheet for fiscal 1995.

     Additionally, in four separate transactions during the fourth quarter 1996, the Company repurchased approximately $4.7 million face value of the Notes from various other bondholders for approximately $4.5 million in cash.

     These purchases resulted in extraordinary gains in 1996 net of tax, totaling approximately $5.3 million or $.31 per share. As a result of these debt repurchases, the annualized ongoing interest payments on the Senior Notes have been reduced by approximately $2.6 million per year to approximately $5.8 million. In addition, these repurchases have reduced the sinking fund requirement discussed above to approximately $1.6 million from approximately $28 million.

     The remaining outstanding Notes are publicly traded and at December 29, 1996 had a market value of approximately $54.5 million based on the quoted market price for such notes.

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

11.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                      December 31,      December 29,
                                                                                          1995             1996
                                                                                      --------------   --------------
     Notes payable to banks, maturing at various dates through February 10, 2000, secured by property and/or  equipment,  bearing  interest ranging from
          1/2% above prime to 9.25%. The notes are payable in monthly  principal
          and  interest  installments  ranging  from  $848 to $41,033.                    $ 1,883        $  1,006


     Note payable  to  finance  company  due  October  1998,  secured by certain equipment,  bearing interest at a rate of 7.3%. The note is payable in
          monthly principal and interest installments of $6,762.                              384             133

     Note payable to Company  for  acquisition  of certain  markets,  secured by certain property and equipment,  maturing  November 30, 1998,  bearing interest of 8.3%.  The note is payable in monthly principal and
          interest installments of $11,494.                                                   205             79

     Secured notes payable to a bank used to finance  equipment  and/or  modular buildings for franchisees (the Franchisee Loans),  maturing at various dates through July 15, 2000,  bearing interest at prime plus 1/2%. The notes  are  payable  in  monthly  principal  installments  of  $4,875.
          Interest is payable monthly.                                                        261             195

     Notespayable to former owners for acquisition of market,  secured by common
          stock  of  Hampton  Roads  Foods,   maturing  March  13,  2001,   with
          outstanding balances due after last monthly payments, bearing interest of 9.0%.  The notes are  payable in  monthly  principal  and  interest
          installments ranging from $4,742 to $50,211.                                      4,814           4,461


                                                                                      --------------  --------------
                                                                                            7,547           5,874
     Less - Current portion                                                                (1,798)         (1,099)
                                                                                             -                -
                                                                                      ==============  ==============
                                                                                      $     5,749      $    4,775
                                                                                      ==============  ==============

     At December 29, 1996, the prime rate was 8.25%. There were no short-term borrowings in the year ended December 31, 1995.

     The following are the maturities of long-term debt for each of the next five years and thereafter:

                                    Year
                              -------------------

                                     1997              $     1,099
                                     1998                      722
                                     1999                      727
                                     2000                      590
                                  Thereafter                 2,736
                                                       ============
                                                       $     5,874
                                                       ============

     The Company is subject to certain restrictive covenants under its debt agreements.

     The market value of the Company's long-term debt approximated book value at December 29, 1996. Debt related to the acquisition of Hampton Roads Foods was entered into in 1995 and bears interest at rates which approximate current rates for debt with similar terms. The majority of the remaining long-term debt has contractual rates which vary based on fluctuations in market rates.

12.  COMMITMENTS AND CONTINGENCIES

     (a)  Lease Commitments

          The Company leases certain land and buildings generally under agreements with terms of or renewable to 15 to 20 years. Some of the leases contain contingent rental provisions based on percentages of gross sales. The leases generally obligate the Company for the cost of property taxes, insurance and maintenance. Following is a schedule by year of future minimum lease commitments under all leases at December 29, 1996:

                                                     Capital           Operating
                    Year                              Leases             Leases
---------------------------------------------       -----------       ----------

1997                                                $    1,087             8,475
1998                                                     1,010             7,870
1999                                                       973             7,216
2000                                                       906             6,413
Thereafter                                               6,772            33,052
                                                    ----------        ==========
Total minimum lease commitments                         10,748        $   63,026
                                                                      ==========
Less amounts representing interest,
   discounted at rates ranging from 10% to 12%          (4,955)
                                                    -----------
Present value of minimum lease payments                  5,793
Current portion of capital lease obligations              (385)
                                                    ===========
Long-Term lease obligations                         $    5,408
                                                    ===========

          The discount rates applicable to the Company's capital leases approximate currently available market rates. Minimum operating lease payments have not been reduced by minimum sublease rentals of $2.7 million due in the future under noncancellable subleases.

          Rent expense consists of:

                                                Fiscal Years Ended
                                      ----------------------------------------
                                      January 1,     December      December
                                         1995        31, 1995      29, 1996
                                      -----------  ------------- -------------

     Minimum rentals - related parties   $   261      $     292     $    470
     Minimum rentals - others              6,514          6,641        4,681
     Contingent rentals - others             136            173          122
                                      ===========  ============= ============
                                         $ 6,911      $   7,106     $  5,273
                                      ===========  ============= ============

     (b)  Litigation

          In January and February 1994, two putative class action lawsuits were filed, purportedly on behalf of the stockholders of Rally's in the United States District Court for the Western District of Kentucky, against Rally's, Burt Sugarman and GIANT and certain of Rally's present and former officers and directors and its auditors. The complaints allege defendants violated the Securities Exchange Act of 1934, among other claims, by issuing inaccurate public statements about the Company in order to arbitrarily inflate the price of its common stock. The plaintiffs seek unspecified damages. On April 15, 1994, Rally's filed a motion to dismiss and a motion to strike. On
          April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied Rally's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification; the plaintiffs renewed this motion, and despite opposition by the defendants, the Court granted such motion for class certification on April 16, 1996, certifying a class from July 20, 1992 to September 29, 1993. In October 1995, the plaintiffs filed a motion to disqualify Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP ("Christensen, Miller") as counsel for defendants based on a purported conflict of interest allegedly arising from the representation of multiple defendants as well as Ms. Glaser's position as both a former director of Rally's and a partner in Christensen, Miller. Defendants filed an opposition to the motion, and the motion to disqualify Christensen, Miller was denied. The action was stayed between May 30 and July 31, 1996 to facilitate settlement discussions. One settlement conference has been conducted; no others are currently scheduled. The Court denied the motion in the fall of 1996 and refused to disqualify Christensen, Miller. Fact discovery is set to close in April 1997. No trial date has been scheduled yet. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverages will apply. The defendants deny all wrongdoing and intend to defend themselves vigorously in this matter. Discovery is proceeding. Because these matters are in a preliminary stage, the Company is unable to determine whether a resolution adverse to the Company will have a material effect on its results of operations or financial condition. Accordingly, no provisions for any liabilities that may result upon adjudication have been made in the accompanying financial statements. An estimate of defense costs reimbursable under the Company's directors' and officers' insurance is included in "Other Assets" in the accompanying consolidated financial statements.

          In July 1994, the Company entered into an agreement with Red Line Burgers, Inc. ("Red Line") whereby Red Line leased from the Company all of its assets being operated as Rally's restaurants in Houston, Texas. Additionally, the agreement called for Red Line to convert Red Line's eight competing units in the Houston market to the Rally's brand. Red Line failed to make certain lease payments and on June 20, 1995, the Company filed an action in the United States District Court for the Southern District of Texas, Galveston Division, seeking recovery of damages from Red Line for its breach of the leases and subleases entered into with the Company. The action alleges that Red Line also committed events of default under the terms of all of its
          Franchise Agreements with the Company. As a result of such defaults, the Company terminated such Franchise Agreements, and on August 3, 1995, the Company filed suit in the United States District Court, Western District of Kentucky, alleging breach of contract due to Red Line's failure to pay royalties and other payments required by the Franchise Agreements and its failure to pay approximately $400,000 plus interest owed on certain promissory notes issued to the Company in lieu of such payments. The Company also seeks accountability for approximately $660,000 in conversion costs paid by the Company for conversion of Red Line's Houston restaurants. Subsequent to the commencement of the foregoing actions, Red Line filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In connection with such proceedings, the Company's actions against Red Line have been stayed. In November, 1996, Red Line filed a First Amended Disclosure Statement and First Amended Liquidating Plan of Reorganization (the "Plan") which disputed Red Line's obligation to pay the Company any of the foregoing monies. By Bankruptcy Court Order entered February 28, 1997 (the "Confirmation Order"), the Company's general unsecured claims were allowed in the amount of approximately $615,000. The Confirmation Order also approved the Plan. The Plan provides for, among other things, mutual releases among the Company and Red Line (such releases do not affect the allowed general unsecured claims described above) and the sale of Red Line's assets. Cash from those sales will be insufficient to pay all secured claims, taxes and administrative claims. Some of the Red Line assets are to be acquired by New Red Line, Inc., an entity involving certain insiders and/or affiliates of Red Line. Unsecured creditors of Red Line (including the Company) will receive under the Plan a minority stock interest in New Red Line, Inc. At this time, the likelihood of realizing any value on account of such minority stock interest is considered extremely speculative. The receivable balances have been fully reserved.

          In February 1996, Harbor Finance Partners ("Harbor") commenced a derivative action, purportedly on behalf of Rally's against GIANT and certain of Rally's officers and directors before the Delaware Chancery Court. Harbor named Rally's as a nominal defendant. Harbor claims that the directors and officers of both Rally's and GIANT, along with GIANT, breached their fiduciary duties to the public shareholders of Rally's by causing Rally's to repurchase from GIANT certain Rally's Senior Notes at an inflated price. Harbor seeks "millions of dollars in damages", along with rescission of the repurchase transaction. In the fall of 1996, all defendants moved to dismiss the action. The Chancery Court conducted a hearing on November 26, 1996, but has not yet ruled on the pending motions. The Company denies all wrongdoing and intends to vigorously defend the action. It is not possible to predict the outcome of this action at this time.

          Rally's filed a lawsuit on August 12, 1996 against Arkansas Investment Group, Inc. ("AIGI"), a franchisee that currently operates ten Rally's restaurants located in Arkansas. The lawsuit seeks to recover royalties and contributions to the Rally's National Advertising Fund owed by AIGI pursuant to the applicable franchise agreements, which total approximately $500,000 with accrued interest as of December 29, 1996. After falling in arrears on its royalties and advertising fund contributions, Rally's and AIGI negotiated a written agreement to allow AIGI to make payments under a revised payment schedule. AIGI also defaulted on that written obligation. AIGI has filed an Answer and Counterclaim in which it alleges it does not owe the royalties and advertising contributions due to its alleged disagreement with operational and marketing decisions of Rally's and Rally's alleged failure to rebate sums obtained from suppliers. AIGI has asserted causes of action for breach of contract, violation of the Arkansas Franchise Practices Act, unjust enrichment and fraud. The Counterclaim alleges that AIGI has been damaged in excess of approximately $75,000 (the minimum jurisdictional amount for federal court), but no specific amount of damages is identified in the Counterclaim. Rally's denies AIGI's allegations and intends to vigorously defend the Counterclaim. Because the litigation is in a preliminary stage, the Company is unable to determine whether a resolution adverse to the Company will have a material effect on its results of operations or financial condition. Accordingly, no provisions for any liabilities that may result upon adjudication have been made in the accompanying financial statements.

          In December 1994, Rally's entered into two franchise agreements with Kader Investments, Inc. ("Kader") for the development and operation of Rally's Hamburgers restaurants in Anaheim, California and Tustin, California. Rally's assisted the franchisee in developing and opening the restaurants. On November 27, 1996, Kader filed a six-count Complaint against Rally's in the California Superior Court for Orange County (Case No. 772257) alleging material misrepresentation, respondent superior, breach of contract, breach of the implied covenant of good faith and fair dealing, fraud and unfair competition. These claims arise out of allegations concerning Rally's offer and sale of two franchises (under a two-store development agreement), and Rally's actions during the term of the agreements. The Complaint seeks as relief rescission of the parties' franchise and development agreements; general damages of at least $1,494,277 and $1,400,000 for the material misrepresentation and fraud counts, respectively; general damages in unspecified amounts as to the other counts; punitive damages in unspecified amounts; and attorneys' fees. Rally's filed an Answer, and intends to file a Cross-Complaint alleging breach of contract. The court has permitted the parties to hold discovery in abeyance for a short period pending settlement discussions. Rally's is currently attempting to settle the claim. However, the outcome of such settlement discussion is uncertain at this time. Should discussions not result in a settlement, Rally's intends to vigorously defend against the claims. Because the litigation is in a preliminary stage, the Company is unable to determine whether a resolution adverse to the Company will have a material effect on its results of operations or financial condition. Accordingly, no provisions for any liabilities that may result upon adjudication have been made in the accompanying financial statements.

          The Company is involved in other litigation matters incidental to its business. With respect to such other suits, management does not believe the litigation in which it is involved will have a material effect upon its results of operation or financial condition.

     (c)  Other Commitments

          The Company is contingently liable on certain franchisee lease commitments totaling approximately $366,000. The Company from time to time negotiates purchase contracts for certain items used in its restaurants in the normal course of business. Although some of these contracts contain minimum purchase quantities, such quantities do not exceed expected usage over the term of such agreements.

13.  INCOME TAXES

     The asset and liability method contemplated by Statement of Financial Accounting Standards No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of substantially all temporary differences between the tax bases and financial reporting bases of assets and liabilities (excluding goodwill).

     The major components of the Company's computation of deferred tax assets and liabilities at December 31, 1995 and December 29, 1996 are as follows:

                                                                            December 31,    December 29,
                                                                                1995           1996
                                                                            --------------  ------------
     Excess of tax depreciation over book depreciation                      $   11,390      $   8,430
     Acquired intangibles with no tax basis                                      2,199          2,070
     Other                                                                           8             30
                                                                            ==============  ============
       Gross deferred tax liabilities                                       $   13,597      $  10,530
                                                                            ==============  ============

     Net operating loss carryforwards                                       $   13,070      $  12,824
     Amounts accrued for financial reporting purposes not yet                   17,122         12,885
        deductible for tax purposes
     Alternative minimum tax and targeted jobs tax credit carryforwards            937            937
     Other                                                                       1,267          1,514
                                                                            ------------    ------------
     Gross deferred tax assets                                                  32,396         28,160
     Less valuation allowance                                                   18,799         17,630
                                                                            ==============  ============
       Net deferred tax asset                                               $   13,597      $  10,530
                                                                            ==============  ============

     The primary changes from December 31, 1995 in the components of the above assets and liabilities relate to the Company's changes and business strategies, restructuring, other restaurant closings (See Note 3) and impact of SFAS 121 (See Note 16) offset by current year tax depreciation in excess of book depreciation. The alternative minimum tax credit carryforward has no expiration. The net operating loss carryforwards will expire approximately $641,000 in 2008, approximately $20.2 million in 2009 and approximately $17.5 million in 2010 and approximately $1.6 million in 2011. The targeted jobs tax carryforward expires approximately $118,000 in 2006, approximately $184,000 in 2007 and approximately $200,000 in 2008. A valuation allowance of approximately $17.6 million has been established due to the uncertainty of realizing the benefit associated with the net operating loss carryforwards generated in the current and previous years.

     Income tax expense consists of the following:

                                           Fiscal Years Ended
                                 ----------------------------------------
                                 January 1,     December      December
                                    1995        31, 1995      29, 1996
                                 ------------  ------------  ------------

     Current                      $ (3,458)     $    539      $   (675)
     Deferred                       (1,524)         -                -
                                 ============  ============  ============
     Total tax (benefit) expense  $ (4,982)     $    539      $   (675)
                                 ============  ============  ============

     Income tax expense for year ended December 29, 1996 consists of a benefit of $1,350,000 related to the extraordinary gain recognized from the purchase of bonds, $575,000 in state income tax expense and $100,000 in expense related to a reduction in a receivable from the IRS resulting from a NOL carryback to the years 1987, 1988 and 1989.

     A reconciliation of the provisions for income taxes with the federal statutory rate is as follows:

                                                   Fiscal Years Ended
                                        ----------------------------------------
                                        January 1,   December 31,     December
                                           1995          1995         29, 1996
                                        -----------  -------------- ------------

Provision (benefit) computed at          $  (8,247)      $ (15,770)   $  (1,349)
   statutory rate
State and local income taxes, net of
   federal income tax benefit                  162             736          380
Valuation allowance                          3,446          15,352          182
Other                                         (343)            221          112
                                        ===========  ============== ============
                                         $  (4,982)      $     539    $    (675)
                                        ===========  ============== ============

14.  STOCK-BASED COMPENSATION PLANS

     The Company currently has three stock option plans in effect, the 1990 Stock Option Plan (the "Employees' Plan"), the 1990 Stock Option Plan for Non-Employee Directors (the "1990 Directors' Plan"), and the 1995 Stock Option Plan for Non-Employee Directors (the "1995 Directors' Plan"). Additionally, the Company has an employee stock purchase plan (the "1993 Purchase Plan"). Although there are existing options outstanding under the 1990 Directors' Plan, no additional grants will be made pursuant to this plan. The Company accounts for these plans under APB Opinion No. 25, under which approximately $66,000 of compensation cost has been recognized in fiscal 1996 related to 157,000 options granted to directors under the 1995 Directors Plan. Such compensation represents the difference between the market values on the dates of grant and the measurement date, July 10, 1996, the date when the grants were ultimately approved by the shareholders at the annual meeting. No compensation cost was recognized in any other period presented.

     During 1996, a total of 350,000 additional options were granted to five of the current directors. These options were not granted pursuant to an option plan. The options were granted at a price equal to the stock's market price on the date of grant. The options were immediately exercisable and expire after five years.

     Had compensation cost for all option grants to employees and directors been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                          1995          1996
                                                          ----          ----

         Net Income (Loss):      As Reported          $ (46,919)     $  1,988
                                 Pro Forma              (47,154)         (699)
         Earnings (Loss) Per
            Common Share:        As Reported          $  (3.00)      $   .12
                                 Pro Forma               (3.02)         (.04)

     Because the Statement 123 method of accounting has not been applied to options granted prior to January 2, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the pro forma amounts include approximately $16,000 and $12,000 in 1995 and 1996, respectively, related to the purchase discount offered under the 1993 Purchase Plan.

     The Company may sell up to 500,000 shares of stock to its employees under the 1993 Purchase Plan. The Company has sold approximately 36,000 shares, 51,000 shares, and 25,000 shares in 1994, 1995, and 1996, respectively, and has sold approximately 126,000 shares through December 29, 1996 since the inception of this plan in 1993. The Company sells shares at 85% of the stock's market price at date of purchase. The weighted average fair value of shares sold in 1995 and 1996 was approximately $2.06 and $3.03, respectively.

     Options to purchase an aggregate of 5.5 million shares of the Company's Common Stock may be granted under the stock option plans, at a price not less than the market value on the date of grant. The Company has granted options on approximately 2.4 million shares under the stock option plans. Outstanding options expire ten years after grant under the Employees' Plan, except with regard to shares granted to the Company's President and Chief Executive Officer pursuant to his employment agreement which expires in five years. Options outstanding under the two directors' plans expire five years after grant. Options are exercisable over various periods ranging from immediate to three years after grant depending upon their grant dates and the plan under which the options were granted.

     On August 26, 1994, the Board of Directors authorized an option exchange program, subject to shareholder approval, pursuant to which options to purchase 1,042,000 common shares at prices ranging from $8.00 to $21.50 per share were terminated. These options were reissued, subject to shareholder approval, at $4.125 per share, which was the closing price of the Company's Common Stock on August 26, 1994. The option exchange program was approved by the shareholders at the annual meeting held on May 13, 1995.

     A summary of the status of all options granted to employees and directors, as well as those options granted to non-employees (see Note 4), at January 1, 1995, December 31, 1995, and December 29, 1996, and changes during the years then ended is presented in the table and narrative below:

                                                December 31, 1995        December 29, 1996
                                              ----------------------  ----------------------
                                                          Wtd. Avg.              Wtd. Avg.
                                               Shares     Ex. Price    Shares    Ex. Price
                                              ---------  ----------   --------  ------------
       Outstanding at beginning of year          2,225    $  4.74       2,219     $ 4.24
       Granted at price equal to market            676       2.88       2,154       2.63
       Granted at price greater than market        ---        ---         350       1.75
       Exercised                                   ---        ---          (9)      3.05
       Forfeited                                 (412)       3.93        (201)      3.34
       Expired                                   (270)       5.38        (667)      5.62
                                              =========               ========
       Outstanding at end of  year               2,219       4.24       3,846       2.92
                                              =========               ========
       Exercisable at end of  year               1,048       5.09       2,359       3.21
       Weighted average of fair value of
       options granted                           $1.76                  $1.31

     The Company had approximately 1,910,000 options outstanding as of January 2, 1994 at prices ranging form $2.67 to $21.50. During fiscal 1994, approximately 1,925,000 options were granted at prices ranging from $2.875 to $11.25; approximately 34,000 options were exercised at prices ranging form $2.66 to $6.92; and approximately 1,576,000 options were terminated with prices ranging from $4.125 to $21.50. These transactions resulted in approximately 2,225,000 options outstanding as of January 1, 1995, with prices ranging form $2.67 to $9.333. At January 1, 1995, approximately 756,000 options were exercisable at prices ranging from $2.67 to $6.50.

     The following table summarizes information about stock options outstanding at December 29, 1996:

                                 Options Outstanding                                      Options Exercisable
       ------------------------------------------------------------------------     --------------------------------
                                                 Wtd. Avg.
          Range of           Outstanding         Remaining         Wtd. Avg.         Exercisable        Wtd. Avg.
       Exercise Prices          as of           Contractual         Exercise            as of            Exercise
                            Dec. 29, 1996           Life             Price          Dec. 29, 1996         Price
       ----------------    ----------------    ---------------    -------------     ---------------    -------------
        $1.25 to 2.50              982              6.9 years         $1.88                 80             $2.36
         2.50 to 3.75            2,047              5.1                2.93              1,679              2.92
         3.75 to 5.00              817              5.1                4.16                599              4.16
                           ================                                         ===============

        $1.25 to 5.00            3,846              5.6                2.92              2,358              3.21
                           ================                                         ===============

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1995 and 1996, respectively: expected volatility of 45.0 percent and 45.7 percent; risk-free interest rates of
     6.75 percent and 6.82 percent for options granted to employees and 6.54 percent and 6.59 percent for options granted to directors; and expected lives for fiscal 1995 and 1996 of eight years for options granted to employees and five years for options granted to directors. An expected dividend yield of 0 percent per share was used for all periods based on the Company's history of no dividend payments.

15.  UNAUDITED QUARTERLY FINANCIAL DATA

                                            First        Second       Third        Fourth
                                           Quarter      Quarter      Quarter      Quarter       Total
                                         -----------  -----------  -----------  -----------  -----------
     Year Ended December 31, 1995
        Revenues                          $ 42,470     $ 49,843     $ 49,851     $ 46,695    $ 188,859
        Income (loss) from operations         (993)       1,205      (14,803)     (21,879)     (36,470)
        Net loss                            (3,509)      (1,244)     (17,316)     (24,850)     (46,919)
        Loss per common share                 (.22)        (.08)       (1.11)       (1.59)       (3.00)

     Year Ended December 29, 1996
        Revenues                          $ 41,912     $ 47,357     $ 38,781     $ 34,702    $ 162,752
        Income (loss) from operations       (3,369)       2,413        2,632        2,414        4,090
        Net income                             838          111          414          625        1,988
        Earnings (loss) per common
          share:
          Earnings (loss) before              (.24)         .01          .01          .01         (.19)
            extraordinary item
          Extraordinary item                   .29         -             .02          .02          .31
                                         ===========  ===========  ===========  ===========  ===========
        Earnings (loss) per common share       .05          .01          .03          .03          .12
                                         ===========  ===========  ===========  ===========  ===========

16.  IMPAIRMENT OF LONG-LIVED ASSETS

     The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of " (SFAS 121), at the beginning of the fourth quarter, 1995. This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 requires that impairment for long-lived assets and identifiable intangibles to be held and used, if any, be based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of are to be reported at the lower of carrying amount or fair value less cost to sell. For purposes of applying this statement, the Company determines fair value utilizing the present value of expected future cash flows using a discount rate commensurate with the risks involved.

     Long-lived assets considered for impairment under SFAS 121 are required to be grouped at the "lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups." The Company believes the most correct application of this standard is obtained by examining individual restaurants where circumstances indicate that an impairment issue may exist. This belief is primarily based on the fact that it is at individual restaurant level that most investment and closure decisions are made on an ongoing basis. In addition, if an asset being tested for recoverability was acquired in a business combination accounted for using the purchase method, the goodwill that arose in that transaction is included as part of the asset being evaluated and in determining the amount of any impairment.

     Prior to the issuance of SFAS 121, the Company recorded impairment of long-lived assets deemed to be permanently impaired. Generally, such assessment of permanent impairment arose concurrent with a management decision to dispose of such an asset at which time the asset was written down to estimated net realizable value. In general, other long-lived assets were reviewed for impairment only if there were dramatic changes in operating results or cash flows of a segregable group of outlets, indicating a likelihood that a permanent impairment has occurred.

     The Company's past practices of estimating net realizable value for assets to be disposed of are consistent with the Statement's requirements to write down such assets to fair market value less costs to sell and no adjustment regarding such assets was necessary upon adoption of the Statement. The expected disposal dates for these assets are over the next 3 to 24 months and consist mainly of surplus land, buildings and equipment. The carrying amounts of such assets to be disposed of are shown separately on the accompanying balance sheets. The majority of assets held for sale resulted from constriction of the Company's development plan and other associated store closings further discussed in Note 3.

     The Company's fourth quarter, 1995 review relating to assets to be held and used indicated that 37 of its 238 operating restaurants met the Company's criteria for impairment review. All of the indicated restaurants were deemed to be impaired based on current estimates of their underlying cash flows and a provision for impairment was recorded in the fourth quarter, 1995 of approximately $13.7 million related to writedowns of the assets associated with these restaurants. Approximately $824,000 of associated intangible assets was included in this writedown. The writedown is included in the caption " Restaurant Closures and Other." The writedown of these assets resulted in reduced depreciation and amortization expense in the fourth quarter, 1995 of approximately $351,000.

     The magnitude of the writedown noted above resulted primarily from two factors: (1) the review of assets to be held and used at individual restaurant level, a lower level than used in the past and (2) the recent historical and continuing poor operating performance of the restaurants themselves (including the restaurant's 1995 full year performance).

     During the first quarter of 1996, two additional restaurants, due to their continued poor operating performance, were determined to be impaired, resulting in charges of approximately $754,000 included in the caption, "Restaurant Closures and Other". No additional restaurants were determined to be impaired in 1996. As required by the SFAS 121, the Company will continue to periodically review its assets for impairment where circumstances indicate that such impairment may exist.

17.  SHAREHOLDER RIGHTS OFFERING

     A Shareholder Rights Offering (the "Offering") was completed on September 20, 1996. The Company distributed to holders of record of its Common Stock, as of the close of business on July 31, 1996 (the "Record Date"), transferable subscription rights ("Right(s)") to purchase Units consisting of one share of Common Stock and one Warrant to purchase an additional share of Common Stock. Stockholders received one Right for each share of Common Stock held on the Record Date. For each 3.25 Rights held, a holder had the right to purchase one Unit for $2.25 each. The Offering consisted of 4,825,805 Units. Each Warrant may be exercised to acquire an additional share of Common Stock at an exercise price of $2.25 per share and expires on September 26, 2000. The Company may redeem the Warrants, at $.01 per Warrant, upon 30 days' prior written notice in the event the closing price of the Common Stock equals or exceeds $6.00 per share for 20 out of 30 consecutive trading days ending not more than 30 days preceding the date of the notice of redemption. The Offering was fully subscribed and raised over approximately $10.8 million in gross proceeds offset by legal and other issuance costs of approximately $437,000. The proceeds from the Offering have been used to pay off debt of approximately $4.5 million and the remainder will be used for new store construction, refurbishment of some existing restaurants and for other general corporate purposes, including possible further debt reduction. The net proceeds from the Offering were attributable primarily to the sale of the Company's common stock. The amount attributable to the warrants is included in "Additional paid-in capital."

     In addition to the approximately $10.8 million provided by the Rights Offering, the Warrants issued, if exercised, could provide an additional $10.8 million in proceeds.. The Company had 15,683,869 shares of Common Stock outstanding on the Record Date. Immediately after the Offering, 20,509,674 shares of Common Stock and 4,825,805 Warrants were outstanding. As of December 29, 1996, 4,818,597 of these Warrants were outstanding. The Warrants are publicly traded and at December 29, 1996 had a market value of approximately $11.7 million based on the quoted market price for such warrants.

18.  SUBSEQUENT EVENTS

     On March 25, 1997, the Company agreed in principle to a merger transaction pursuant to which the COmpany would become a wholly-owned subsidiary of Checkers Drive-In Restaurants, Inc., a Delaware corporation ("Checkers"). Checkers, together with its franchisees, operates approximately 478 double drive-thru hamburger restaurants primarily located in the Southeastern United States. Under the terms of the letter of intent executed by the Company and Checkers, each share of the Company's Common Stock will be converted into three shares of Checker's common stock upon consummation of the merger. The transaction is subject to negotiation of definitive agreements, recipt of fairness opinions by each party, receipt of stockholder and other required approvals and other customary conditions.

                    Report of Independent Public Accountants




To Rally's Hamburgers, Inc.:

     We have audited the accompanying consolidated balance sheets of Rally's Hamburgers, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and December 29, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended December 29, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rally's Hamburgers, Inc. and subsidiaries as of December 31, 1995 and December 29, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 1996, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




Louisville, Kentucky
     February 12, 1997
         (except with respect to the matter discussed in Note 18, as to which the date is March 25, 1997)

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.


                                    PART III

     Items 10, 11, 12 and 13. Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; and Certain Relationships and Related Transactions.

     The information required by these items is omitted because the Company is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report which includes the required information. The required information contained in the Company's proxy statement is incorporated herein by reference.


                                     PART IV


     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                                 Page Number in
                                                                                 This Form 10-K
                                                                                ------------------
(a)(1)       Index to Consolidated Financial Statements:
             Report of Independent Public Accountants                                  49
             Consolidated Balance Sheets as of December 31, 1995 and
                December 29, 1996                                                      27
             Consolidated Statements of Operations for each of the three
                years in the period ended December 29, 1996                            28
             Consolidated Statements of Shareholders' Equity for each of the
                three years in the period December 29, 1996                            29
             Consolidated Statements of Cash Flow for each of the three
                years in the period ended December 29, 1996                            30
             Notes to Consolidated Financial Statements                                31
(a)(2)       Index to Financial Statement Schedules:
             Report of Independent Public Accountants                                  49
             Schedules as of and for each of the three years in the period ended December 29, 1996:
             Schedule II - Valuation and Qualifying Accounts                           55


All other schedules have been omitted because the required information is not applicable, not required or is included elsewhere in the financial statements and notes thereto.


(a)(3)   Exhibits:

     3.1 Restated Certificate of Incorporation. (Filed as Exhibit 3.1 to Rally's Quarterly Report on Form 10-Q for the quarter ended September 29, 1996, and incorporated herein by reference.)

     3.2 Restated By-Laws. (Filed as Exhibit 3.3 to Form 8 Amendment No. 1 to Rally's Annual Report on Form 10-K dated September 28, 1990, and incorporated herein by reference.)

     4.1 Indenture dated as of March 1, 1993, between the Company, certain of its subsidiaries and PNC Bank Kentucky, Inc., as Trustee, relating to the issuance of $85,000,000 principal amount of the Company's 9 7/8% Senior Notes due 2000. (Filed as Exhibit 4.1 to Rally's Annual Report on Form 10-K for the year ended January 3, 1993, and incorporated herein by reference.)

     4.2       Specimen  form of 9 7/8% Senior Note due 2000.  (Filed as Exhibit
               4.2 to Rally's Annual Report on Form 10-K for the year ended January 3, 1993, and incorporated herein by reference.)

     4.3 Form of Common Stock Certificate. (Filed as Exhibit 4 to Rally's Registration Statement on Form S-1, dated October 11, 1989, and incorporated herein by reference.)

     4.4 Form of Warrant Agreement between Rally's Hamburgers, Inc. and American Stock Transfer & Trust Company, as Warrant Agent, including form of Warrant Certificate.

     4.5 Form of Warrant Agreement between Rally's Hamburgers, Inc. and CKE Restaurants, Inc., including form of Warrant Certificate.

     4.6       First Amendment to the Indenture.

     4.7 Other Debt Instruments - Copies of debt instruments for which the related debt is less than 10% of the Company's total assets will be furnished to the Commission upon request.

     10.1 Form of Indemnity Agreement between the Company and its directors and officers. (Filed as Exhibit 10.2 to Rally's Registration Statement on Form S-1, dated October 11, 1989, and incorporated herein by reference.)

     *10.2     Amended and Restated  Non-qualified  Stock Option Plan. (Filed as
               Exhibit 10.3 to Amendment No. 1 to Rally's Registration Statement on Form S-1, dated October 11, 1989, and incorporated herein by reference.)

     *10.3 First Amendment to the Amended and Restated Non-qualified Stock Option Plan, dated as of October 26, 1989. (Filed as Exhibit 10.4 to Rally's Registration Statement on Form S-1, dated December 29, 1989, and incorporated herein by reference.)

      10.4 Lease between Blue Ridge Associates and the Company dated November 17, 1987. (Filed as Exhibit 10.6 to Rally's Registration Statement on Form S-1, dated October 11, 1989, and incorporated herein by reference.)

     *10.5     Rally's,  Inc.  1990 Stock  Option  Plan, as amended.

     *10.6 Rally's Hamburgers, Inc. 1995 Stock Option Plan for Non-Employee Directors. (Filed as Exhibit A to Rally's definitive Proxy Statement, dated June 19, 1996 for the Annual Meeting of Stockholders held on July 10, 1996, and incorporated herein by reference.)

     10.7 Agreement and Plan of Reorganization dated December 12, 1990 by and among the Company, Snapps Drive Thru, Inc. and Jeffrey S. Roschman. (Filed as Exhibit 10.24 to Rally's Registration Statement on Form S-1, dated March 15, 1990, and incorporated herein by reference.)

     10.8      Agreement  dated  December  12,  1990 by and among  the  Company,
               Rally's of Ohio, Inc., Snapps Restaurants, Inc., Snapps Restaurants of Springfield, Inc., Jeffrey S. Roschman and Robert
               J. Roschman. (Filed as Exhibit 10.25 to Rally's Registration Statement on From S-1, dated March 15, 1990, and incorporated herein by reference.)

     10.9 Agreement for Purchase and Sale of Assets dated June 12, 1992 among the Company, ZDT Corporation, Zipps Drive Thru, Inc.,
               Robert W. Gontram, Metro East Zipps, Inc. and Illinois Zipps Properties, Inc. (Filed as Exhibit 2.1 to Rally's Registration Statement on Form S-1, dated May 8, 1992, and incorporated herein by reference.)

    *10.10 Employment Agreement between the Company and Evan G. Hughes dated March 28, 1995. (Filed as Exhibit 10.13 to Rally's Quarterly Report on Form 10-Q for the quarter ended April 2, 1995, and incorporated herein by reference.)

    *10.11 Employment Agreement between the Company and Donald E. Doyle dated March 1, 1996. (Filed as Exhibit 10.12 to Rally's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.)

     *10.12 Supplemental Employment Agreement between the Company and Donald E. Doyle, dated February 11, 1997.

     10.13 Note purchase agreement ($16 million face value bonds) between GIANT (seller) and Rally's (buyer), dated January 29, 1996. (Filed as Exhibit 10.14 to Rally's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.)

     10.14 Note purchase agreement ($6 million face value bonds) between GIANT (seller) and Rally's (buyer), dated January 29, 1996. (Filed as Exhibit 10.15 to Rally's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.)

     10.15 Operating Agreement by and between Rally's Hamburgers, Inc. and Carl Karcher Enterprises. (Filed as Exhibit 10.43 to CKE Restaurants, Inc.'s Quarterly Report on FOrm 10-Q for the quarter ended May 20, 1996, and incorporated herein by reference.)

     10.16 Consulting Agreement by and between Rally's Hamburgers, Inc. and CKE Restaurants, Inc.

     21        Subsidiaries of the Company:
               (a)     Rally's of Ohio, Inc. , an Ohio corporation.
               (b)     Self-Service Drive-Thru, Inc., a Louisiana corporation.
               (c)     Rally's Finance, Inc., a Delaware corporation.
               (d)     Rally's Management, Inc., a Kentucky corporation.
               (e)     ZDT Corporation, a Missouri corporation.
               (f)     RAR, Inc., a Delaware corporation.
               (g)     MAC1, Inc., a Delaware corporation.
               (h)     Hampton Roads Foods, Inc., a Louisiana corporation.

* Compensatory plan required to be filed as an exhibit pursuant to Item 14c of Form 10K.

     23        Consent of Arthur Andersen LLP

     27        Financial Data Schedule (for SEC use only)

(b)       Reports on Form 8-K:

          No  reports on Form 8-K were  filed  during  the last  quarter of year
          1996.

(c)       Exhibits Required by Item 601 of Regulation S-K:

          Described in Item 14(a)(3) of this Annual Report on Form 10-K.

(d)       Financial Statement Schedules:

          Described in Item 14(a)(2) of this Annual Report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            RALLY'S HAMBURGERS, INC.
Date:  INSERT DATE

                             By: /s/ Burt Sugarman
                     --------------------------------------
                                  Burt Sugarman
                              Chairman and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                             Title              Date

/s/ Burt Sugarman                      Chairman and Director     March 27, 1997
-------------------------------------
Burt Sugarman

/s/ Terry N. Christensen               Director                  March 27, 1997
-------------------------------------
Terry N. Christensen

/s/ Willie D. Davis                    Director                  March 27, 1997
-------------------------------------
Willie D. Davis

/s/ William P. Foley II                Director                  March 27, 1997
-------------------------------------
William P. Foley II

/s/ David Gotterer                     Director                  March 27, 1997
-------------------------------------
David Gotterer

/s/ Mark A. Noltemeyer                 Senior Vice President,    March 27, 1997
-------------------------------------   Finance
Mark A. Noltemeyer                     (Principal Financial
                                        and Accounting Officer)

/s/ Donald E. Doyle                    President, Chief          March 27, 1997
-------------------------------------  Executive Officer and Director
Donald E. Doyle

                                Rally's Hamburgers, Inc. and Subsidiaries
                                               Schedule II
                                    Valuation and Qualifying Accounts

                                             (In thousands)

                                                            Additions
                                                    --------------------------
                                       Balance at    Charged to    Charged to
                                       Beginning     Costs and       Other                    Balance at
            Description                 of Year      Expenses      Accounts     Deductions    End of Year
------------------------------------  ------------  ------------  ------------  ------------  ------------
Year Ended January 1, 1995
   Accounts receivable                $        90   $        86   $       -     $       -     $       176
   Royalties receivable                       169           291           -              58           402
                                      ============  ============  ============  ============  ============
                                      $       259   $       377   $       -     $        58   $       578
                                      ============  ============  ============  ============  ============

Year Ended December 31, 1995
   Accounts receivable                $       176   $       376   $        18   $       117   $       453
   Royalties receivable                       402           838         (267)            51           922
   Notes receivable                          -              293           249          -              542
                                      ============  ============  ============  ============  ============
                                      $       578   $     1,507   $       -     $       168   $     1,917
                                      ============  ============  ============  ============  ============

Year Ended December 29, 1996
   Accounts receivable                        453            54             0           206           301
   Royalties receivable                       922           697          (81)           133         1,405
   Notes receivable                           542           200            81          (30)           853
                                      ============  ============  ============  ============  ============
                                      $     1,917   $       951   $         0   $       309   $     2,559
                                      ============  ============  ============  ============  ============


                    Consent of Independent Public Accountants





As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Form S-8 Registration Statements (Registration Statement Nos. 33-33367, 33-39419, 33-39420 and 33-62792).



                                                          ARTHUR ANDERSEN LLP







Louisville, Kentucky
   March 25, 1997

                                                                     Exhibit 4.4

                            RALLY'S HAMBURGERS, INC.

                                WARRANT AGREEMENT

     THIS WARRANT AGREEMENT (the "Agreement"), dated as of September 26, 1996, is made and entered into by and between RALLY'S HAMBURGERS, INC., a Delaware corporation (the "Company"), and American Stock Transfer & Trust Company, as warrant agent (the "Warrant Agent")

     WHEREAS, in connection with a rights offering (the "Rights Offering") pursuant to which the shareholders of the Company ("Shareholders") may purchase up to 4,825,805 units (the "Units"), each Unit consisting of one share of the Company's common stock, $.10 par value (the "Common Stock"), and one redeemable common stock purchase warrant (the "Warrant"), the Company will issue up to 4,825,805 Warrants evidencing the right to purchase an aggregate of 4,825,805 shares of Common Stock as constituted on the date hereof; and

     WHEREAS, the Company desires the Warrant Agent act on behalf of the Company, and the Warrant Agent is willing so to act, in connection with the issuance, registration, transfer, exchange, exercise and redemption of the Warrants;

     NOW, THEREFORE, in consideration of the promises and the mutual agreements herein set forth, the parties agree as follows:

     SECTION 1. Appointment of Warrant Agent. The Company hereby appoints the Warrant Agent to act as agent of the Company for the Warrants, and the Warrant Agent hereby accepts such appointment and agrees to perform the same in accordance with the terms and conditions set forth in this Agreement.


     SECTION 2.        Warrants and Form of Warrant Certificates.

     (A) Each Warrant shall entitle the registered holder of the certificate representing such Warrant to purchase upon the exercise thereof, one share of Common Stock, subject to the adjustments provided for in Section 9 hereof, at any time until 5:00 p.m, Eastern time, on September 26, 2000 ("Expiration Date") unless earlier redeemed pursuant to Section 11 hereof.

     (B) The Warrant certificates shall be in registered form only. The text of the Warrant certificate and the form of election to exercise a Warrant on the reverse side thereof shall be substantially in the form of Exhibit A attached hereto. Each Warrant certificate shall be dated as of the date of issuance thereof by the Warrant Agent (whether upon initial issuance or upon transfer or exchange) and shall be executed on behalf of the Company by the manual or facsimile signature of its President or a Vice President, under its corporate seal, affixed or in facsimile, and attested to by the manual or facsimile signature of its Secretary or an Assistant Secretary. In case any officer of the Company who shall have signed any Warrant certificate shall cease to be such officer of the Company prior to the issuance thereof, such Warrant certificate may nevertheless be issued and delivered with the same force and effect as though the person who signed the same had not ceased to be such officer of the Company. Any such Warrant certificate may be signed on behalf of the Company by persons who, at the actual date of execution of such Warrant certificate, are the proper officers of the Company, although at the nominal date of such Warrant certificate any such person shall not have been such officer of the Company.

     SECTION 3. Exercise of Warrants and Warrant Price. Subject to the provisions of this Agreement, each registered holder of one or more Warrant certificates shall have the right, which may be exercised as in such Warrant certificates expressed, to purchase from the Company (and the Company shall issue and sell to such registered holder) the number of shares of Common Stock to which the Warrants represented by such certificates are at the time entitled hereunder.

     Each Warrant not exercised by its expiration date shall become void, and all rights thereunder and all rights in respect thereof under this Agreement shall cease on such date.

     A Warrant may be exercised by the surrender of the certificate representing such Warrant to the Company, at the office of the Warrant Agent, or at the office of a successor to the Warrant Agent, with the subscription form set forth on the reverse thereof duly executed and properly endorsed with the signatures properly guaranteed, and upon payment in full to the Warrant Agent for the account of the Company of the Warrant Price (as hereinafter defined) for the number of shares of Common Stock as to which the Warrant is exercised. Such Warrant Price shall be paid in full in cash, or by certified check or bank draft payable in United States currency to the order of the Warrant Agent.

     The price per share of Common Stock at which the Warrants may be exercised (the "Warrant Price") shall be $2.25 (adjusted in accordance with Section 9 hereof, taking into account prior adjustments). At any time, or from time to time the Company may reduce either or both of the Warrant Prices or extend the expiration date for such period or periods of time as it may determine. Notice of any such reduction in the Warrant Prices or extension of the expiration date shall be promptly provided to the Warrant Agent.

     Subject to the further provisions of this Section 3 and of Section 6 hereof, upon such surrender of Warrant certificates and payment of the applicable Warrant Price as aforesaid, the Company shall issue and cause to be delivered, with all reasonable dispatch to or upon the written order of the registered holder of such Warrants and in such name or names as such registered holder may designate, a certificate or certificates for the number of securities so purchased upon the exercise of such Warrants, together with cash, as provided in Section 10 of this Agreement, in respect of any fraction of a share or security otherwise issuable upon such surrender. All shares of Common Stock issued upon the exercise of a Warrant shall be validly issued, fully paid and nonassessable and shall be listed on any and all national securities exchanges upon which any other shares of the Common Stock or securities otherwise issuable are then listed.

     Certificates representing such securities shall be deemed to have been issued and any person so designated to be named therein shall be deemed to have become a holder of record of such securities as of the date of the surrender of such Warrants and payment of the Warrant Price as aforesaid; provided, however, that if, at the date of surrender of such Warrants and payment of the applicable Warrant Price, the transfer books for the Common Stock or other securities purchasable upon the exercise of such Warrants shall be closed, the certificates for the securities in respect of which such Warrants are then exercised shall be issuable as of the date on which such books shall next be opened and until such date the Company shall be under no duty to deliver any certificate for such securities. The rights of purchase represented by each Warrant certificate shall be exercisable, at the election of the registered holders thereof, either as an entirety or from time to time for part of the number of securities specified therein and, in the event that any Warrant certificate is exercised in respect of less than all of the securities specified therein at any time prior to the expiration date of the Warrant certificate, a new Warrant certificate or certificates will be issued to such registered holder for the remaining number of securities specified in the Warrant certificate so surrendered.

     SECTION 4. Countersignature and Registration. The Warrant Agent shall maintain books (the "Warrant Register") for the registration and the registration of transfer of the Warrants. The Warrant certificates shall be countersigned manually or by facsimile by the Warrant Agent (or by any successor to the Warrant Agent then acting as such under this Agreement) and shall not be valid for any purpose unless so countersigned. Warrant certificates may be so countersigned, however, by the Warrant Agent and delivered by the Warrant Agent notwithstanding that the persons whose manual or facsimile signatures appear thereon as proper officers of the Company shall have ceased to be such officers at the time of such countersignature or delivery.

     Prior to due presentment for registration of transfer of any Warrant certificate, the Company and the Warrant Agent may deem and treat the person in whose name such Warrant certificate shall be registered upon the Warrant Register (the "registered holder") as the absolute owner of such Warrant certificate and of each Warrant represented thereby (notwithstanding any notation of ownership or other writing on the Warrant certificate made by anyone other than the Company or the Warrant Agent), for the purpose of any exercise thereof, of any distribution or notice to the holder thereof, and for all other purposes, and neither the Company nor the Warrant Agent shall be affected by any notice to the contrary.

     SECTION 5. Transfer and Exchange of Warrants. The Warrant Agent shall register the transfer, from time to time, any outstanding Warrant upon the Warrant Register, upon surrender of the certificate evidencing such Warrant for transfer, properly endorsed with signatures properly guaranteed and accompanied by appropriate instructions for transfer. Upon any such transfer, a new Warrant certificate representing an equal aggregate number of Warrants shall be issued to the transferee and the surrendered Warrant certificate shall be canceled by the Warrant Agent. The Warrant certificates so canceled shall be delivered by the Warrant Agent to the Company from time to time upon request.

     Warrant certificates may be surrendered to the Warrant Agent, together with a written request for exchange, and thereupon the Warrant Agent shall issue in exchange therefor one or more new Warrant certificates as requested by the registered holder of the Warrant certificate or certificates so surrendered, representing an equal aggregate number of Warrants.

     The Warrant Agent shall not be required to effect any registration of transfer or exchange which will result in the issuance of a Warrant certificate for a fraction of a warrant.

     No service charge shall be made for any exchange or registration of transfer of Warrant certificates.

     The Warrant Agent is hereby authorized to countersign and to deliver, in accordance with the terms of this Agreement, the new Warrant certificates required to be issued pursuant to the provisions hereof, and the Company, whenever required by the Warrant Agent, will supply the Warrant Agent with Warrant certificates duly executed on behalf of the Company for such purpose.

     SECTION 6. Payment of Taxes. The Company will pay any documentary stamp taxes attributable to the initial issuance of the shares of Common Stock issuable upon the exercise of Warrants; provided, however, that the Company shall not be required to pay any tax or taxes which may be payable in respect of any transfer involved in the issuance or delivery of any certificates for shares of Common Stock in a name other than that of the registered holder of Warrants in respect of which such shares are issued, and in such case neither the Company nor the Warrant Agent shall be required to issue or deliver any certificate for shares of Common Stock or any Warrant certificate until the person requesting the same has paid to the Company the amount of such tax or has established to the Company's satisfaction that such tax has been paid.

     SECTION 7. Mutilated or Missing Warrants. In case any of the Warrant certificates shall be mutilated, lost, stolen or destroyed, the Company may in its discretion issue, and the Warrant Agent shall countersign and deliver in exchange and substitution for and upon cancellation of the mutilated Warrant certificate, or in lieu of and substitution for the Warrant certificate lost, stolen or destroyed, a new Warrant certificate representing an equal aggregate number of Warrants, but only upon receipt of evidence satisfactory to the Company and the Warrant Agent of such loss, theft or destruction of such Warrant certificate and reasonable indemnity, if requested, also satisfactory to them. Applicants for such substitute Warrant certificates shall also comply with such other reasonable conditions and pay such reasonable charges as the Company or the Warrant Agent may prescribe.

     SECTION 8. Reservation of Common Stock. There have been reserved, and the Company shall at all times keep reserved, out of the authorized and unissued shares of Common Stock, a number of shares sufficient to provide for the exercise of the rights of purchase represented by the Warrants then outstanding, and the transfer agent for the Common Stock and every subsequent transfer agent for any shares of the Company's capital stock issuable upon the exercise of any of the rights of purchase aforesaid are hereby irrevocably authorized and directed at all times to reserve such number of authorized and unissued shares as shall be requisite for such purpose.

     Prior to the issuance of any shares of Common Stock upon exercise of the Warrants, the Company shall secure the listing of such shares on any and all national securities exchanges upon which any of the other shares of the Common Stock are then listed. So long as any unexpired Warrants remain outstanding, the Company will file such post-effective amendments to the Registration Statement or supplements to the Prospectus filed pursuant to the Securities Act of 1933, as amended (the "Act"), with respect to the Warrants (or such other registration statements or post-effective amendments or supplements) as may be necessary to permit trading in the Warrants and to permit the Company to deliver to each person exercising a Warrant a Prospectus meeting the requirements of Section 10(a)(3) of the Act, and otherwise complying therewith; and the Company will, from time to time, furnish the Warrant Agent with such Prospectuses in sufficient quantity to permit the Warrant Agent to deliver such a Prospectus to each holder of a Warrant upon the exercise thereof. The Company will keep a copy of this Agreement on file with the transfer agent for the Common Stock and with every subsequent transfer agent for any shares of the Company's capital stock issuable upon the exercise of the rights of purchase represented by the Warrants.

     The Warrant Agent is hereby irrevocably authorized to requisition from time to time from such transfer agent stock certificates required to honor outstanding Warrants. The Company will supply such transfer agent with duly executed certificates for such purpose and will itself provide or otherwise make available any cash as provided in Section 10 of this Agreement. All Warrant certificates surrendered in the exercise of the rights thereby evidenced shall be canceled by the Warrant Agent and shall thereafter be delivered to the Company, and such canceled Warrant certificates shall constitute sufficient evidence of the number of shares of Common Stock which have been issued upon the exercise of such Warrants. Promptly after the expiration date of the Warrants, the Warrant Agent shall certify to the Company the aggregate number of such Warrants which expired unexercised, and after the expiration date of the Warrants, no shares of Common Stock shall be subject to reservation in respect of such Warrants.

     SECTION 9. Adjustment of Warrant Price and Number of Shares of Common Stock. The number and kind of securities purchasable upon the exercise of the Warrants and the applicable Warrant Price shall be subject to adjustment from time to time upon the happening of certain events, as follows:

          9.1 Adjustments. The number of shares of Common Stock purchasable upon the exercise of each Warrant and the applicable Warrant Price shall be subject to adjustment as follows:

               (a) In case the Company shall (i) pay a dividend in Common Stock or make a distribution in Common Stock, (ii) subdivide its outstanding Common Stock, (iii) combine its outstanding Common Stock into a smaller number of shares of Common Stock, or (iv) issue, by reclassification of its Common Stock, other securities of the Company, the number of shares of Common Stock purchasable upon exercise of a Warrant immediately prior thereto shall be adjusted so that the holder of a Warrant shall be entitled to receive the kind and number of shares of Common Stock or other securities of the Company which such holder would have owned or would have been entitled to receive immediately after the happening of any of the events described above, had the Warrant been exercised immediately prior to the happening of such event or any record date with respect thereto. Any adjustment made pursuant to this subsection 9.1(a) shall become effective immediately after the effective date of such event retroactive to the record date, if any, for such event.

               (b) In case the Company shall issue rights, options, warrants or convertible securities to all or substantially all holders of its Common Stock, without any charge to such holders, entitling them to subscribe for or purchase Common Stock at a price per share which is lower at the record date mentioned below than the then Current Market Price (as defined in Section 10 hereof), the number of shares of Common Stock thereafter purchasable upon the exercise of each Warrant shall be determined by multiplying the number of shares of Common Stock theretofore purchasable upon exercise of a Warrant by a fraction of which the numerator shall be the number of shares of Common Stock outstanding immediately prior to the issuance of such rights, options, warrants or convertible securities plus the number of additional shares of Common Stock offered for subscription or purchase, and of which the denominator shall be the number of shares of Common Stock outstanding immediately prior to the issuance of such rights, options, warrants or convertible securities plus the number of shares which the aggregate offering price of the total number of shares offered would purchase at such Current Market Price. Such adjustment shall be made whenever such rights options, warrants or convertible securities are issued and shall become effective immediately and retroactive to the record date for the determination of shareholders entitled to receive such rights, options, warrants or convertible securities.

               (c) In case the Company shall distribute to all or substantially all holders of its Common Stock, evidences of its indebtedness or assets (excluding cash dividends or distributions out of earnings) or rights, options, warrants or convertible securities containing the right to subscribe for or purchase Common Stock (excluding those referred to in subsection 9.1 (b) above), then in each case the number of shares of Common Stock thereafter purchasable upon the exercise of each Warrant shall be determined by multiplying the number of shares of Common Stock theretofore purchasable upon exercise of such Warrant by a fraction, of which the numerator shall be the then Current Market Price on the date of such distribution, and of which the denominator shall be such Current Market Price on such date minus the then fair value (as determined by the Board of Directors, which determination, if reasonable and based upon the Board of Directors' good faith business judgment, shall be binding upon the registered holders) of the portion of the assets or evidences of indebtedness so distributed or of such subscription rights, options, warrants or convertible securities applicable to one share. Such adjustment shall be made whenever any such distribution is made and shall become effective on the date of distribution retroactive to the record date for the determination of shareholders entitled to receive such distribution.

               (d) No adjustment in the number of shares of Common Stock purchasable pursuant to the Warrants shall be required unless such adjustment would require an increase or decrease of at least one percent in the number of shares of Common Stock then purchasable upon the exercise of the Warrants; provided, however that any adjustments which by reason of this subsection 9.1(d) are not required to be made immediately shall be carried forward and taken into account in any subsequent adjustment.

               (e) Whenever the number of shares of Common Stock purchasable upon the exercise of a Warrant is adjusted as herein provided, the applicable Warrant Price payable upon exercise of the Warrant shall be adjusted by multiplying such Warrant Price immediately prior to such adjustment by the fraction, of which the numerator shall be the number of shares of Common Stock purchasable upon the exercise of such Warrant immediately prior to such adjustment, and of which the denominator shall be the number of shares of Common Stock so purchasable immediately thereafter.

               (f) To the extent not covered by subsections 9.1 (b) or (c) hereof, in case the Company shall sell or issue Common Stock or rights, options, warrants or convertible securities containing the right to subscribe for or purchase shares of Common Stock at a price per share (determined, in the case of such rights, options, warrants or convertible securities, by dividing (i) the total amount received or receivable by the Company in consideration of the sale or issuance of such rights, options, warrants or convertible securities, plus the total consideration payable to the Company upon exercise or conversion thereof, by (ii) the total number of shares covered by such rights, options, warrants or convertible securities) lower than the then Current Market Price in effect immediately prior to such sale or issuance, then the number of Shares thereafter purchasable upon the exercise of the Warrants shall be determined by multiplying the number of Shares theretofore purchasable upon exercise of the Warrants by a fraction, of which the numerator shall be the applicable Warrant Price and the denominator shall be that price calculated to the nearest cent) determined by dividing (I) an amount equal to the sum of (A) the number of shares of Common Stock outstanding immediately prior to such sale or issuance multiplied by the applicable Warrant Price, plus (B) the consideration received by the Company upon such sale or issuance, by (II) the total number of shares of Common Stock outstanding immediately after such sale or issuance. For the purpose of such adjustments, the Common Stock which the holders of any such rights, options, warrants or convertible securities shall be entitled to subscribe for or purchase shall be deemed issued and outstanding as of the date of such sale or issuance and the consideration received by the Company therefor shall be deemed to be the consideration received by the Company for such rights, options, warrants or convertible securities, plus the consideration or premiums stated in such rights, options, warrants or convertible securities to be paid for the Common Stock covered thereby In case the Company shall sell or issue Common Stock or rights, options, warrants or convertible securities containing the right to subscribe for or purchase Common Stock for a consideration consisting, in whole or in part, of property other than cash or its equivalent, then in determining the "price per share" of Common Stock and the "consideration received by the Company" for purpose of the first sentence of this subsection 9.1(f), the Board of Directors shall determine the fair value of said property, and such determination, if reasonable and based upon the Board of Directors' good faith business judgment, shall be binding upon the Warrantholder. In determining the "price per share" of Common Stock, any underwriting discounts or commissions shall not be deducted from the price received by the Company for sales of securities registered under the Act.

               (g) Whenever the number of shares of Common Stock purchasable upon the exercise of a Warrant or the Warrant Price is adjusted as herein provided, the Company shall cause to be promptly mailed to the Warrant Agent and each registered holder of a Warrant by first class mail, postage prepaid, notice of such adjustment or adjustments and, with regard to the Warrant Agent only, a certificate of the chief financial officer of the Company setting forth the number of shares of Common Stock purchasable upon the exercise of a Warrant and the applicable Warrant Price after such adjustment, a brief statement of the facts requiring such adjustment and the computation by which such adjustment was made.

               (h) For the purpose of this Section 9, the term "Common Stock" shall mean (i) the class of stock designated as the Common Stock of the Company at the date of this Agreement, or (ii) any other class of stock resulting from successive changes or reclassification of such Common Stock consisting solely of changes in par value, or from par value to no par value, or from no par value to par value. In the event that at any time, as a result of an adjustment made pursuant to this
          Section 9, a registered holder shall become entitled to purchase any securities of the Company other than Common Stock, (i) if the registered holder's right to purchase is on any other basis than that available to all holders of the Company's Common Stock, the Company shall obtain an opinion of an investment banking firm valuing such other securities and (ii) thereafter the number of such other securities so purchasable upon exercise of a Warrant and the applicable Warrant Price of such securities shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the Common Stock contained in this Section 9.

               (i) Upon the expiration of any rights, options, warrants or conversion privileges, if such shall not have been exercised, the number of shares of Common Stock purchasable upon exercise of a Warrant and the applicable Warrant Price, to the extent a Warrant has not then been exercised shall, upon such expiration, be readjusted and shall thereafter be such as they would have been had they been originally adjusted (or had the original adjustment not been required, as the case may be) on the basis of (A) the fact that the only shares of Common Stock so issued were the shares of Common Stock, if any, actually issued or sold upon the exercise of such rights, options, warrants or conversion privileges, and (B) the fact that such shares of Common Stock, if any, were issued or sold for the consideration actually received by the Company upon such exercise plus the consideration, if any, actually received by the Company for the issuance, sale or grant of all such privileges, options, warrants or conversion privileges whether or not exercised; provided, however, that no such readjustment shall have the effect of increasing the applicable Warrant Price by an amount in excess of the amount of the adjustment initially made in respect of the issuance, sale or grant of such rights, options, warrants or conversion privileges.

          9.2 No Adjustment for Dividends. Except as provided in Section 9.1 hereof, no adjustment in respect of any dividends or distributions out of earnings shall be made during the term of a Warrant or upon the exercise of a Warrant.

          9.3 No Adjustment in Certain Cases. No adjustments shall be made pursuant to Section 9 hereof in connection with the issuance of the Rights, the Units (or the shares of Common Stock included therein) or the Warrants (or the underlying shares of Common Stock). No adjustments shall be made pursuant to Section 9 hereof in connection with the grant or exercise of presently authorized or outstanding options to purchase, or the issuance of shares of Common Stock on the exercise thereof under the Company's 1990 Stock Option Plan and 1995 Stock

     Option Plan for  Non-Employee  Directors or other options  described in the
     Prospectus,  or  incorporated  by  reference,   dated  July  31,  1996,  as
     supplemented, pursuant to which the Warrants were offered and sold.

          9.4 Preservation of Purchase Rights Upon Reclassification, Consolidation, etc. In case of any consolidation of the Company with or merger of the Company into another corporation or in case of any sale or conveyance to another corporation of the property, assets or business of the Company as an entirety or substantially as an entirety, the Company or such successor or purchasing corporation, as the case may be, shall execute with the Warrant Agent an agreement that the registered holders of the Warrants shall have the right thereafter, upon payment of the Warrant Price in effect immediately prior to such action, to purchase, upon exercise of each Warrant, the kind and amount of shares and other securities and property which it would have owned or have been entitled to receive after the happening of such consolidation, merger, sale or conveyance had each Warrant been exercised immediately prior to such action. In the event of a merger described in Section 368(a)(2)(E) of the Internal Revenue Code of 1986, as amended, in which the Company is the surviving corporation, the right to purchase shares of Common Stock under the Warrants shall terminate on the date of such merger and thereupon the Warrants shall become null and void, but only if the controlling corporation shall agree to substitute for the Warrants its warrants which entitle the holders thereof to purchase upon their exercise the kind and amount of shares and other securities and property which they would have owned or been entitled to receive had the
     Warrants  been  exercised  immediately  prior  to  such  merger.  Any  such agreements referred to in this subsection 9.4 shall provide for adjustments, which shall be as nearly equivalent as may be practicable to the adjustments provided for in Section 9 hereof. The provisions of this subsection 9.4 shall similarly apply to successive consolidations, mergers, sales or conveyances.

          9.5 Par Value of Shares of Common Stock. Before taking any action which would cause an adjustment reducing the applicable Warrant Price below the then par value of the Common Stock issuable upon exercise of the Warrants, the Company will take any corporate action which may, in the opinion of its counsel, be necessary in order that the Company may validly and legally issue fully paid and nonassessable Common Stock at such adjusted applicable Warrant Price.

          9.6 Independent Public Accountants. The Company may retain a firm of independent public accountants of recognized national standing (which may be any such firm regularly employed by the Company) to make any computation required under this Section 9.0 and a certificate signed by such firm shall be conclusive evidence of the correctness of any computation made under this Section 9.

          9.7 Statement on Warrant Certificates. Irrespective of any adjustments in the applicable Warrant Price or the number of securities issuable upon exercise of Warrants, Warrant certificates theretofore or thereafter issued may continue to express the same price and number of securities as are stated in the similar Warrant certificates initially issuable pursuant to this Agreement. However, the Company may, at any time in its sole discretion (which shall be conclusive), make any change in the form of Warrant certificate that it may deem appropriate and that does not affect the substance thereof; and any Warrant certificate thereafter issued, whether upon registration of transfer of, or in exchange or substitution for, an outstanding Warrant certificate, may be in the form so changed.

          9.8 No Rights as Shareholder; Notices to Holders of Warrants. If, at any time prior to the expiration of a Warrant and prior to its exercise, any one or more of the following events shall occur: (a) any action which would require an adjustment pursuant to subsection 9.1 or 9.4 hereof, or
     (b) a dissolution, liquidation or winding up of the Company (other than in connection with a consolidation, merger or sale of its property, assets and business as an entirety or substantially as an entirety) shall be proposed:

     then the Company shall give notice in writing of such event to the registered holders of the Warrants, as provided in Section 18 hereof, at least 20 days prior (and pursuant to the provisions of subsection 9.1(e) with respect to adjustments pursuant to subsection 9.1(f) and 9.1(i)) to the date fixed as a record date or the date of closing the transfer books for the determination of the shareholders entitled to any relevant dividend, distribution, subscription rights or other rights or for the determination of shareholders entitled to vote on such proposed dissolution, liquidation or winding up. Such notice shall specify such record date or the date of closing the transfer books, as the case may be. Failure to mail or receive such notice or any defect therein shall not affect the validity of any action taken with respect thereto.

     Section 10. Fractional Interests. The Company shall not be required to issue fractional shares of Common Stock on the exercise of a Warrant. If any fraction of a share of Common Stock would, except for the provisions of this
Section 10, be issuable on the exercise of a Warrant (or specified portion thereof), the Company shall in lieu thereof pay an amount in cash equal to the then Current Market Price multiplied by such fraction. For purposes of this Agreement, the term "Current Market Price" shall mean (i) if the Common Stock is traded in the over-the-counter market and not in the NASDAQ National Market System nor on any national securities exchange, the average of the per share closing bid prices of the Common Stock on the 30 consecutive trading days immediately preceding the date in question, as reported by NASDAQ or an equivalent generally accepted reporting service, or (ii) if the Common Stock is traded in the NASDAQ National Market System or on a national securities exchange, the average for the 30 consecutive trading days immediately preceding the date in question of the daily per share closing prices of the Common Stock in the NASDAQ National Market System or on the principal stock exchange on which it is listed, as the case may be. For purposes of clause (i) above, if trading in the Common Stock is not reported by NASDAQ, the bid price referred to in said clause shall be the lowest bid price as reported in the "pink sheets" published by National Quotation Bureau, Incorporated. The closing price referred to in clause (ii) above shall be the last reported sale price or, in the case no such reported sale takes place on such day, the average of the reported closing bid and asked prices, in either case in the NASDAQ National Market System or on the national securities exchange on which the Common Stock is then listed.

     SECTION 11.       Redemption.

          (A) The then outstanding Warrants may be redeemed, at the option of the Company, at $.01 per share of Common Stock purchasable upon exercise of such Warrants, at any time after the Daily Market Price per share of the Common Stock for a period of 20 out of 30 consecutive trading days ending not more than 30 days prior to the date of the notice given pursuant to
     Section 11(B) hereof has equaled or exceeded $6.00, as adjusted from time to time as provided in Section 9 hereof, and prior to expiration of the Warrants. The Daily Market Price of the Common Stock shall be determined by the Company in the manner set forth in Section 11(E) as of the end of each trading day (or, if no trading in the Common Stock occurred on such day, as of the end of the immediately preceding trading day in which trading occurred) and verified to the Warrant Agent before the Company may give notice of redemption. All outstanding Warrants must be redeemed if any are redeemed, and any right to exercise an outstanding Warrant shall terminate at 5:00 p.m. (New York City Time) on the business day immediately preceding the date fixed for redemption. A trading day shall mean a day in which trading of securities occurred on the New York Stock Exchange.

          (B) The Company may exercise its right to redeem the Warrants only by giving the notice set forth in the following sentence by the end of the thirtieth (30th) trading day after the provisions of Section 11(A) have been satisfied. In case the Company shall exercise its right to redeem, it shall give notice to the Warrant Agent and the registered holders of the outstanding Warrants, by mailing to such registered holders a notice of redemption, first class, postage prepaid, at their addresses as they shall appear on the records of the Warrant Agent. Any notice mailed in the manner provided herein shall be conclusively presumed to have been duly given whether or not the registered holder actually receives such notice.

          (C) The notice of redemption shall specify the redemption price, the date fixed for redemption (which shall be between the thirtieth (30th) and forty-fifth (45th) day after such notice is mailed), the place where the Warrant certificates shall be delivered and the redemption price shall be paid, and that the right to exercise the Warrant shall terminate at 5:00 p.m. (New York City Time) on the business day immediately preceding the date fixed for redemption.

          (D) Appropriate adjustment shall be made to the redemption price and to the minimum Daily Market Price prerequisite to redemption set forth in
     Section II(A) hereof, in each case on the same basis as provided in Section 9 hereof with respect to adjustment of the Warrant Price.

          (E) For purposes of this Agreement, the term "Daily Market Price" shall mean (i) if the Common Stock is traded in the over-the-counter market and not in the NASDAQ National Market System nor on any national securities exchange, the closing bid price of the Common Stock on the trading day in question, as reported by NASDAQ or an equivalent generally accepted reporting service, or (ii) if the Common Stock is traded in the NASDAQ National Market System or on a national securities exchange, the daily per share closing price of the Common Stock in the NASDAQ National Market System or on the principal stock exchange on which it is listed on the trading day in question, as the case may be. For purposes of clause (i) above, if trading in the Common Stock is not reported by NASDAQ, the bid price referred to in said clause shall be the lowest bid price as reported in the "pink sheets" published by National Quotation Bureau, Incorporated. The closing price referred to in clause (ii) above shall be the last reported sale price or, in case no such reported sale takes place on such day, the average of the reported closing bid and asked prices, in either case in the NASDAQ National Market System or on the national securities exchange on which the Common Stock is then listed.

     SECTION 12. Rights as Warrantholders. Nothing contained in this Agreement or in any of the Warrants shall be construed as conferring upon the holders thereof, as such, any of the rights of shareholders of the Company, including without limitation, the right to receive dividends or other distributions, to exercise any preemptive rights, to vote or to consent or to receive notice as shareholders in respect of the meetings of shareholders or the election of directors or the Company or any other matter. Anything herein to the contrary notwithstanding, the Company shall cause copies of all financial statements and reports, proxy statements and other documents as it shall send to its shareholders to be sent by the same class mail as sent to its shareholders, postage prepaid, on the date of the mailing to such shareholders, to each registered holder of Warrants at his address appearing on the Warrant Register as of the record date for the determination of the shareholders entitled to such documents.

     SECTION 13. Disposition of Proceeds on Exercise of Warrants. The Warrant Agent shall account promptly to the Company with respect to Warrants exercised, and shall promptly pay to the Company all monies received by it upon the exercise of such Warrants, and shall keep copies of this Agreement available for inspection by holders of Warrants during normal business hours.

     SECTION 14. Merger or Consolidation or Change of Name of Warrant Agent. Any corporation into which the Warrant Agent may be merged or with which it may be consolidated, or any corporation resulting from any merger or consolidation to which the Warrant Agent shall be a party, or any corporation succeeding to the corporate trust business of the Warrant Agent, shall be the successor to the Warrant Agent hereunder without the execution or filing of any paper or any further act on the part of any of the parties hereto provided that such corporation would be eligible for appointment as a successor Warrant Agent under the provisions of Section 16 of this Agreement. In case at the time such successor to the Warrant Agent shall succeed to the agency created by this Agreement and any of the Warrant certificates shall have been countersigned but not delivered, any such successor to the Warrant Agent may adopt the countersignature of the original Warrant Agent and deliver such Warrant certificates so countersigned, and in case at that time any of the Warrant certificates shall not have been countersigned, any successor to the Warrant Agent may countersign such Warrant certificates either in the name of the predecessor Warrant Agent or in the name of the successor Warrant Agent, and in all such cases the Warrants represented by such Warrant certificates shall have the full force provided in the Warrant certificates and in this Agreement. Any such successor Warrant Agent shall promptly give notice of its succession as Warrant Agent to the Company and to the registered holder of each Warrant certificate.

     In case at any time the name of the Warrant Agent shall be changed and at such time any of the Warrant certificates shall have been countersigned but not delivered, the Warrant Agent may adopt the countersignature under its prior name and deliver Warrant certificates so countersigned, and, in case at that time any of the Warrant certificates shall not have been countersigned, the Warrant Agent may countersign such Warrant certificates either in its prior name or in its changed name, and, in all such cases, the Warrants represented by such Warrant certificates shall have the full force provided in the Warrant certificates and in this Agreement.

     SECTION 15. Duties of Warrant Agent. The Warrant Agent hereby undertakes the duties and obligations imposed by this Agreement upon the following terms and conditions, all of which shall bind the Company and the holders of Warrants by their acceptance thereof.

          (A) The statements of fact and recitals contained herein and in the Warrants shall be taken as statements of the Company and the Warrant Agent assumes no responsibility for the correctness of any of the same except such as describe the Warrant Agent or action taken or to be taken by it. The Warrant Agent assumes no responsibility with respect to the distribution of the Warrants except as herein expressly provided.

          (B) The Warrant Agent shall not be responsible for any failure of the Company to comply with any of the covenants contained in this Agreement or in the Warrants to be complied with by the Company.

          (C) The Warrant Agent may consult at any time with counsel satisfactory to it (who may be counsel for the Company) and the Warrant Agent shall incur no liability or responsibility to the Company or to any holder of any Warrant in respect of any action taken, suffered or omitted by it hereunder in good faith and in accordance with the opinion or the advice of such counsel.

          (D) The Warrant Agent shall incur no liability or responsibility to the Company or to any holder of any Warrant for any action taken in reliance on any notice, resolution, waiver, consent, order, certificate or other paper, document or instrument believed by it to be genuine and to have been signed, sent or presented by the proper party or parties.

          (E) The Company agrees to pay to the Warrant Agent reasonable compensation for all services rendered by the Warrant Agent in the execution of this Agreement, to reimburse the Warrant Agent for all expenses, taxes and governmental charges and other charges incurred by the Warrant Agent in the execution of this Agreement and to indemnify the Warrant Agent and save it harmless against any and all liabilities, including judgments, costs and reasonable counsel fees, for anything done or omitted by the Warrant Agent in the execution of this Agreement, except as a result of the Warrant Agent's negligence, willful misconduct or bad faith.

          (F) The Warrant Agent shall be under no obligation to institute any action, suit or legal proceeding or to take any other action on behalf of the Company or any registered holder, but this provision shall not affect the power of the Warrant Agent to take such action as the Warrant Agent may consider proper. All rights of action under this Agreement or under any of the Warrants may be enforced by the Warrant Agent without the possession of any of the Warrants or the production thereof at any trial or other proceeding relative thereto, and any such action, suit or proceeding instituted by the Warrant Agent shall be brought in its name as Warrant Agent, and any recovery of judgment shall be for the ratable benefit of all the registered holders of the Warrants, as their respective rights or interests may appear.

          (G) The Warrant Agent and any shareholder, director, officer, or employee of the Warrant Agent may buy, sell or deal in any of the Warrants or other securities of the Company or become pecuniarily interested in any transaction in which the Company may be interested, or contract with or lend money to the Company or otherwise act as fully and freely as though it were not Warrant Agent under this Agreement. Nothing herein shall preclude the Warrant Agent from acting in any other capacity for the Company or for any other legal entity.

          (H) The Warrant Agent shall act hereunder solely as agent and not in a ministerial capacity, and its duties shall be determined solely by the provisions hereof. The Warrant Agent shall not be liable for anything which it may do or refrain from doing in connection with this Agreement, except for its own negligence, willful misconduct or bad faith.

          (I) Any request, direction, election, order or demand of the Company shall be sufficient if evidenced by an instrument signed in the name of the Company by its President, a Vice President or chief financial officer (unless other evidence in respect thereof is therein specifically prescribed); and any resolution of the Board of Directors may be evidenced to the Warrant Agent by a copy thereof certified by the Secretary or an Assistant Secretary of the Company.

     SECTION 16. Change of Warrant Agent. The Warrant Agent may resign and be discharged from its duties under this Agreement by giving the Company at least 30 days' prior notice in writing, and by mailing notice in writing to the registered holders at their addresses appearing on the Warrant Register, of such resignation, specifying a date when such resignation shall take effect. The Warrant Agent may be removed by like notice to the Warrant Agent from the Company and by like mailing of notice to the registered holders of the Warrants. If the Warrant Agent shall resign or be removed or shall otherwise become incapable of acting, the Company shall appoint a successor to the Warrant Agent. If the Company shall fail to make such appointment within 30 days after such removal or after it has been notified in writing of such resignation or incapacity by the resigning or incapacitated Warrant Agent or by the registered holder of a Warrant (who shall, with such notice, submit his Warrant certificate for inspection by the Company), then the registered holder of any Warrant may apply to any court of competent jurisdiction for the appointment of a successor to the Warrant Agent. Any successor Warrant Agent, whether appointed by the Company or by such a court, shall be registered and otherwise authorized to serve as a transfer agent pursuant to the Securities Exchange Act of 1934, as amended. If at any time the Warrant Agent shall cease to be eligible in accordance with the provisions of this Section 16, it shall resign immediately in the manner and with the effect specified in this Section 16. After acceptance in writing of the appointment, the successor Warrant Agent shall be vested with the same powers, rights, duties and responsibilities as if it had been originally named as Warrant Agent without further act or deed; but the former Warrant Agent shall deliver and transfer to the successor Warrant Agent any property at the time held by it hereunder, and execute and deliver any further assurance, conveyance, act or deed necessary for the purpose. Upon request of any successor Warrant Agent, the Company shall make, execute, acknowledge and deliver any and all instruments in writing for more fully and effectually vesting in and confirming to such successor Warrant Agent all such powers, rights, duties and responsibilities. Failure to file or mail any notice provided in this Section 16, however, or any defect therein, shall not affect the legality or validity of the resignation or removal of the Warrant Agent or the appointment of the successor Warrant Agent, as the case may be.

     SECTION 17. Identity of Transfer Agent. Forthwith upon the appointment of any transfer agent for the Common Stock or of any subsequent transfer agent for shares of the Common Stock or other shares of the Company's capital stock issuable upon the exercise of the rights of purchase represented by the Warrants, the Company will file with the Warrant Agent a statement setting forth the name and address of such transfer agent.

     SECTION 18. Notices. All notices, requests and other communications pursuant to this Agreement shall be in writing and shall be sufficiently given or made when delivered or three business days after deposit in the U.S. mail, by first class mail, postage prepaid, addressed as follows:

          (a) if to the Company, to (until another address is filed in writing by the Company with the Warrant Agent):

                         Rally's Hamburgers, Inc.
                         10002 Shelbyville Road, Suite 150
                         Louisville, Kentucky 40223
                         Attention: President

          (b) if to the Warrant Agent, to (until another address is filed in writing by the Warrant Agent with the Company):

                         American Stock Transfer & Trust Company
                         40 Wall Street, 46th Floor
                         New York, New York 10005
                         Attention: George Karfunkel

          (c) if to the registered holder of a Warrant, to the address of such holder as shown in the Warrant Register.

     SECTION 19. Supplements and Amendments. The Company and the Warrant Agent may from time to time supplement or amend this Agreement without the approval of any holders of Warrants in order to cure any ambiguity or to correct or supplement any provision contained herein which may be defective or inconsistent with any other provision herein, or to make any other provisions in regard to matters or questions arising hereunder which the Company and the Warrant Agent may deem necessary or desirable and which shall not be inconsistent with the provisions of the Warrants, or which shall not adversely affect the interests of the holders of Warrants (including reducing the Warrant Price or extending the redemption or expiration date).

     SECTION 20. Successors. All the covenants and provisions of this Agreement by or for the benefit of the Company or the Warrant Agent or the registered holders of the Warrants shall bind and inure to the benefit of their respective successors and assigns hereunder.

     SECTION 21. Governing Law. This Agreement shall be deemed to be a contract made under the laws of the State of Delaware and for all purposes shall be construed in accordance with the laws of said State.

     SECTION 22. Benefits of this Agreement. Nothing in this Agreement shall be construed to give to any person or corporation other than the Company, the Warrant Agent and the registered holders of the Warrants any legal or equitable right, remedy or claim under this Agreement. This Agreement shall be for the sole and exclusive benefit of the Company, the Warrant Agent and the registered holders of the Warrants.

     SECTION 23. Counterparts. This Agreement may be executed in counterparts and each of such counterparts shall for all purposes be deemed to be an original, and all such counterparts shall together constitute but one and the same instrument.

     SECTION 24. Descriptive Headings. The descriptive headings of the several Sections of this Agreement are inserted for convenience only and shall not control or affect the meaning or construction of any of the provisions hereof.

     IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed, as of the day and year first above written.

                                   RALLY'S HAMBURGERS, INC.


                                   By:  /s/ Michael E. Foss
                                        -----------------------------

                                   Its:   Senior V.P. and C.F.O.
                                        -----------------------------

                                   AMERICAN STOCK TRANSFER & TRUST COMPANY


                                   By:  /s/  Herbert J. Lemmer
                                        -----------------------------

                                   Its:   Vice President
                                        -----------------------------

                                                                      EXHIBIT A

WARRANT CERTIFICATE NO. 1                                              WARRANTS

                                                               CUSIP 75 1203126

                   WARRANT TO PURCHASE SHARES OF COMMON STOCK

                    VOID AFTER 5:00 P.M., NEW YORK CITY TIME,
                              ON SEPTEMBER 26, 2000

                            RALLY'S HAMBURGERS, INC.

              INCORPORATED UNDER THE LAWS OF THE STATE OF DELAWARE

     This        certifies        that,        for        value        received,
__________________________________________,  the  registered  holder  hereof  or assigns (the "Holder"), is entitled to purchase from Rally's Hamburgers, Inc., a Delaware corporation (the "Company"), at any time before 5:00 p.m., New York City Time, on September 26, 2000, at the purchase price per share of $2.25 (the "Warrant Price"), the number of shares of Common Stock of the Company set forth above (the "Shares"). The number of Shares purchasable upon exercise of each Warrant evidenced hereby and the Warrant Price per Share shall be subject to adjustment from time to time as set forth in the Warrant Agreement referred to below. This Warrant is subject to redemption by the Company, at $.01 per Share of Common Stock purchasable upon exercise hereof, upon not less than 30 nor more than 45 days' notice, at any time after the Daily Market Price (determined pursuant to the Warrant Agreement) per Share of Common Stock has equaled or exceeded $6.00 for a period of at least 20 out of 30 consecutive trading days during the 30 trading days prior to the date of the notice of redemption, and prior to expiration of the Warrants. The Warrant redemption price and the Daily Market Price referred to above shall be subject to adjustment from time to time as set forth in the Warrant Agreement.

     The Warrants evidenced hereby may be exercised in whole or in part by presentation of this Warrant certificate with the Purchase Form attached hereto duly executed (with a signature guarantee as provided thereon) and simultaneous payment of the Warrant Price (subject to adjustment) at the principal office in American Stock Transfer & Trust Company, 40 Wall Street, 46th Floor, New York, New York 10005 (the "Warrant Agent"). Payment of such price shall be made at the option of the Holder in cash or by certified check or bank draft payable to the Warrant Agent, all as provided in the Warrant Agreement.

     The Warrants evidenced hereby are part of a duly authorized issue of Common Stock Purchase Warrants with rights to purchase an aggregate of up to 4,825,805 Shares of Common Stock of the Company and are issued under and in accordance with a Warrant Agreement dated as of September 26, 1996, between the Company and the Warrant Agent and are subject to the terms and provisions contained in such Warrant Agreement, to all of which the Holder of this Warrant certificate by acceptance hereof consents. A copy of the Warrant Agreement may be obtained for inspection by the Holder hereof upon written request to the Warrant Agent.

     Upon any partial exercise of the Warrants evidenced hereby, there shall be countersigned and issued to the Holder a new Warrant certificate in respect of the Shares as to which the Warrants evidenced hereby have not been exercised. This Warrant certificate may be exchanged at the office of the Warrant Agent by surrender of this Warrant certificate properly endorsed (with a signature guarantee) either separately or in combination with one or more other Warrants or one or more new Warrants to purchase the same aggregate number of Shares as were evidenced by the Warrant or Warrants exchanged. No fractional Shares will be issued upon the exercise of rights to purchase hereunder, but the Company shall pay the cash value of any fraction upon the exercise of one or more Warrants. The Warrants evidenced hereby are transferable at the office of the Warrant Agent in the manner and subject to the limitations set forth in the Warrant Agreement.

     The Holder hereof may be treated by the Company, the Warrant Agent and all other persons dealing with this Warrant certificate as the absolute owner hereof for all purposes and as the person entitled to exercise the rights represented hereby, any notice to the contrary notwithstanding, and until such transfer is entered on such books, the Company may treat the Holder hereof as the owner for all purposes.

     This Warrant certificate does not entitle the Holder hereof to any of the rights of a stockholder of the Company.

     This Warrant certificate shall not be valid or obligatory for any purpose until it has been countersigned by the Warrant Agent.

Dated: ___________, 1996                     RALLY'S HAMBURGERS, INC.


                                             By:  /s/
                                                  -----------------------------

ATTEST:

-------------------------

-------------------------

Countersigned:

-------------------------

Warrant Agent

By:  /s/
     --------------------
Authorized Signatory

                      [Reverse side of Warrant Certificate]

                            RALLY'S HAMBURGERS, INC.

                                  PURCHASE FORM

                                Mailing Address:
     Rally's Hamburger, Inc.
     10002 Shelbyville Road
     Suite 150
     Louisville, Kentucky  40223

     The undersigned hereby irrevocably elects to exercise the right of purchase represented by the within Warrant for and to purchase thereunder, _________ Shares of Common Stock provided for therein, and requests that certificates for such Shares be issued in the name of:


(Please Print or Type Name, Address and Social Security number)

and if said number of Shares shall not be all the Shares purchasable hereunder that a new Warrant certificate for the balance of the Shares purchasable under the within Warrant certificate be registered in the name of the undersigned Holder or his Assignee as below indicated and delivered to the address stated below.

Dated:________________________

Name of Holder or Assignee:

------------------------------
       (Please Print)

Address:



Signature:
          ------------------------------------------
Note: The above signature must correspond with the name as it appears upon the face of the within Warrant certificate in every particular, without alteration or enlargement or any change whatever, unless these Warrants have been assigned. Signature Guaranteed:

----------------------------------------------------
(Signature must be guaranteed by a bank or trust company having an office or correspondent in the United States or by a member firm of a registered securities exchange or the National Association of Securities Dealers, Inc.)

                                   ASSIGNMENT

                 (To be signed only upon assignment of Warrant)

     FOR VALUE RECEIVED, the undersigned hereby sells, assigns and transfers the right to purchase ________ Shares represented by the within Warrant Certificate unto, and requests that a Certificate for such warrant be issued in the name of


------------------------------------------------------------
(Name and Address of Assignee Must Be Printed or Typewritten)

------------------------------------------------------------

hereby irrevocably constituting and appointing ____________________ as Attorney to transfer said Warrants on the books of the Company, with full power of substitution in the premises and, if said number of Shares shall not be all of the Shares purchasable under the within Warrant certificate, that a new Warrant certificate for the balance of such Shares purchasable under the within Warrant certificate be registered in the name of the undersigned Holder and delivered to such Holder's address as then set forth on the Company's books.

Dated:____________________________


               --------------------------------------------
               Signature of Registered Holder

               Note: The signature on this assignment must correspond with the name as it appears upon the face of the within Warrant certificate in every particular, without alteration or enlargement or any change whatever.

Signature Guaranteed:

-----------------------------------------
(Signature must be guaranteed by a bank or trust company having an office or correspondent in the United States or by a member firm of a registered securities exchange or the National Association of Securities Dealers, Inc.)

                                                                     Exhibit 4.5
                            RALLY'S HAMBURGERS, INC.

                                WARRANT AGREEMENT

     THIS WARRANT AGREEMENT (the "Agreement"), dated as of December 20, 1996, is made and entered into by and between RALLY'S HAMBURGERS, INC., a Delaware corporation (the "Company"), FIDELITY NATIONAL FINANCIAL, INC., a Delaware corporation ("Fidelity") and CKE RESTAURANTS, INC., a Delaware corporation ("CKE").

     WHEREAS, the Company has requested that Fidelity and CKE provide services to the Company, and Fidelity and CKE are willing to do so;

     WHEREAS, in connection with the foregoing, the Company desires to issue to CKE common stock purchase warrants evidencing the right to purchase 750,000 shares of the Company's common stock, $.10 par value (the "Common Stock") (the "CKE Warrants"), and to issue to Fidelity common stock purchase warrants evidencing the right to purchase 750,000 shares of Common Stock (the "Fidelity Warrants") (the CKE Warrants and the Fidelity Warrants are collectively referred to herein as the "Warrants");

     NOW, THEREFORE, in consideration of the promises and the mutual agreements herein set forth, the parties agree as follows:

     SECTION 1. Grant of Warrants. The Company hereby grants to CKE the CKE Warrants and hereby grants to Fidelity the Fidelity Warrants.

     SECTION 2.        Warrants and Form of Warrant Certificates.

          (A) Each Warrant shall entitle the registered holder of the certificate representing such Warrant to purchase upon the exercise thereof, one share of Common Stock, subject to the adjustments provided for in Section 10 hereof, commencing December 20, 1997 until 5:00 p.m, Eastern time, on December 20, 1999 ("Expiration Date").

          (B) The Warrant certificates shall be in registered form only. The text of the Warrant certificate and the form of election to exercise a Warrant on the reverse side thereof shall be substantially in the form of Exhibit A attached hereto. Each Warrant certificate shall be dated as of the date of issuance thereof by the Company (whether upon initial issuance or upon transfer or exchange) and shall be executed on behalf of the Company by the manual or facsimile signature of its President or a Vice President, under its corporate seal, affixed or in facsimile, and attested to by the manual or facsimile signature of its Secretary or an Assistant Secretary. In case any officer of the Company who shall have signed any Warrant certificate shall cease to be such officer of the Company prior to the issuance thereof, such Warrant certificate may nevertheless be issued and delivered with the same force and effect as though the person who signed the same had not ceased to be such officer of the Company. Any such Warrant certificate may be signed on behalf of the Company by persons who, at the actual date of execution of such Warrant certificate, are the proper officers of the Company, although at the nominal date of such Warrant certificate any such person shall not have been such officer of the Company.

     SECTION 3. Exercise of Warrants and Warrant Price. Subject to the provisions of this Agreement, each registered holder of one or more Warrant certificates shall have the right, which may be exercised as in such Warrant certificates expressed, to purchase from the Company (and the Company shall issue and sell to such registered holder) the number of shares of Common Stock to which the Warrants represented by such certificates are at the time entitled hereunder.

     Each Warrant not exercised by its expiration date shall become void, and all rights thereunder and all rights in respect thereof under this Agreement shall cease on such date.

     A Warrant may be exercised by the surrender of the certificate representing such Warrant to the Company, with the subscription form set forth on the reverse thereof duly executed and properly endorsed with the signatures properly guaranteed, and upon payment in full to the Company of the Warrant Price (as hereinafter defined) for the number of shares of Common Stock as to which the Warrant is exercised. Such Warrant Price shall be paid in full in cash or by certified check or bank draft payable in United States currency to the order of the Company.

     The price per share of Common Stock at which the Warrants may be exercised (the "Warrant Price") shall be $4.375 (adjusted in accordance with Section 10 hereof, taking into account prior adjustments). At any time, or from time to time the Company may reduce the Warrant Price and/or extend the expiration date for such period or periods of time as it may determine. Notice of any such reduction in the Warrant Price or extension of the expiration date shall be promptly provided to the registered holder of the Warrants so affected.

     Subject to the further provisions of this Section 3 and of Section 6 hereof, upon such surrender of Warrant certificates and payment of the applicable Warrant Price as aforesaid, the Company shall issue and cause to be delivered, with all reasonable dispatch to or upon the written order of the registered holder of such Warrants and in such name or names as such registered holder may designate, a certificate or certificates for the number of securities so purchased upon the exercise of such Warrants, together with cash, as provided in Section 11 of this Agreement, in respect of any fraction of a share or security otherwise issuable upon such surrender. All shares of Common Stock issued upon the exercise of a Warrant shall be validly issued, fully paid and nonassessable.

     Certificates representing such securities shall be deemed to have been issued and any person so designated to be named therein shall be deemed to have become a holder of record of such securities as of the date of the surrender of such Warrants and payment of the Warrant Price as aforesaid; provided, however, that if, at the date of surrender of such Warrants and payment of the applicable Warrant Price, the transfer books for the Common Stock or other securities purchasable upon the exercise of such Warrants shall be closed, the certificates for the securities in respect of which such Warrants are then exercised shall be issuable as of the date on which such books shall next be opened and until such date the Company shall be under no duty to deliver any certificate for such securities. The rights of purchase represented by each Warrant certificate shall be exercisable, at the election of the registered holders thereof, either as an entirety or from time to time for part of the number of securities specified therein and, in the event that any Warrant certificate is exercised in respect of less than all of the securities specified therein at any time prior to the expiration date of the Warrant certificate, a new Warrant certificate or certificates will be issued to such registered holder for the remaining number of securities specified in the Warrant certificate so surrendered.

     SECTION 4. Registration. The Company shall maintain books (the "Warrant Register") for the registration and the registration of transfer of the Warrants. Prior to due presentment for registration of transfer of any Warrant certificate, the Company may deem and treat the person in whose name such Warrant certificate shall be registered upon the Warrant Register (the "registered holder") as the absolute owner of such Warrant certificate and of each Warrant represented thereby (notwithstanding any notation of ownership or other writing on the Warrant certificate made by anyone other than the Company), for the purpose of any exercise thereof, of any distribution or notice to the holder thereof, and for all other purposes, and the Company shall not be affected by any notice to the contrary.

     SECTION 5. Transfer and Exchange of Warrants.  Subject to the provisions of
Section 9, the Company shall register the transfer, from time to time, of any outstanding Warrant upon the Warrant Register, upon surrender of the certificate evidencing such Warrant for transfer, properly endorsed with signatures properly guaranteed and accompanied by appropriate instructions for transfer. Upon any such transfer, a new Warrant certificate representing an equal aggregate number of Warrants shall be issued to the transferee and the surrendered Warrant certificate shall be canceled by the Company.

     Warrant certificates may be surrendered to the Company, together with a written request for exchange, and thereupon the Company shall issue in exchange therefor one or more new Warrant certificates as requested by the registered holder of the Warrant certificate or certificates so surrendered, representing an equal aggregate number of Warrants.

     The Company shall not be required to effect any registration of transfer or exchange which will result in the issuance of a Warrant certificate for a fraction of a Warrant.

     No service charge shall be made for any exchange or registration of transfer of Warrant certificates.

     SECTION 6. Payment of Taxes. The Company will pay any documentary stamp taxes attributable to the initial issuance of the shares of Common Stock issuable upon the exercise of Warrants; provided, however, that the Company shall not be required to pay any tax or taxes which may be payable in respect of any transfer involved in the issuance or delivery of any certificates for shares of Common Stock in a name other than that of the registered holder of Warrants in respect of which such shares are issued, and in such case the Company shall not be required to issue or deliver any certificate for shares of Common Stock or any Warrant certificate until the person requesting the same has paid to the Company the amount of such tax or has established to the Company's satisfaction that such tax has been paid.

     SECTION 7. Mutilated or Missing Warrants. In case any of the Warrant certificates shall be mutilated, lost, stolen or destroyed, the Company may in its discretion issue, in lieu of and substitution for the Warrant certificate lost, stolen or destroyed, a new Warrant certificate representing an equal aggregate number of Warrants, but only upon receipt of evidence satisfactory to the Company of such loss, theft or destruction of such Warrant certificate and reasonable indemnity, if requested, also satisfactory to them. Applicants for such substitute Warrant certificates shall also comply with such other reasonable conditions and pay such reasonable charges as the Company may prescribe.

     SECTION 8. Reservation of Common Stock. There have been reserved, and the Company shall at all times keep reserved, out of the authorized and unissued shares of Common Stock, a number of shares sufficient to provide for the exercise of the rights of purchase represented by the Warrants then outstanding, and the transfer agent for the Common Stock and every subsequent transfer agent for any shares of the Company's capital stock issuable upon the exercise of any of the rights of purchase aforesaid are hereby irrevocably authorized and directed at all times to reserve such number of authorized and unissued shares as shall be requisite for such purpose.

     All Warrant certificates surrendered in the exercise of the rights thereby evidenced shall be canceled by the Company, and such canceled Warrant certificates shall constitute sufficient evidence of the number of shares of Common Stock which have been issued upon the exercise of such Warrants. After the expiration date of the Warrants, no shares of Common Stock shall be subject to reservation in respect of such Warrants.

     SECTION  9.   Representations   and   Warrants  of  CKE  and  Fidelity  and
Restrictions on Transfer

          9.1 Representations and Warranties by CKE and Fidelity (collectively, the "Warrantholders"). CKE and Fidelity severally represent and warrant to the Company as follows:

               (a) The Warrants are being acquired for such Warrantholder's own account, for investment and not with a view to, or for resale in connection with, any distribution or public offering thereof within the meaning of the Securities Act of 1933, as amended (the "Securities Act").

               (b) Such Warrantholder understands that neither the Warrants nor the Common Stock underlying them have been registered under the Securities Act by reason of their issuance in a transaction exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) thereof, that the Company has no present intention of registering the Warrants or the Common Stock underlying them (collectively, the "Securities"), that the Securities must be held by the Warrantholder indefinitely, and that the Warrantholder must therefore bear the economic risk of such investment indefinitely, unless a subsequent disposition thereof is registered under the Securities Act or is exempt from registration.

               (c) Such Warrantholder is an "Accredited Investor" as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act. Such Warrantholder is able to bear the economic risk of the purchase of the Securities pursuant to the terms of this Agreement, including a complete loss of the Warrantholders' investment in the Securities.

               (d) Such Warrantholder has the full right, power and authority to enter into and perform its obligations under this Agreement, and this Agreement constitutes the valid and binding obligations of the Warrantholder enforceable in accordance with their terms.

               (e) No consent, approval or authorization of or designation, declaration or filing with any governmental authority on the part of such Warrantholder is required in connection with the valid execution and delivery of this Agreement.

          9.2 Restrictions on Transfer.

               (a)  Each  certificate   representing  the  Securities  shall  be
          endorsed with substantially the following legend:

               THE  SECURITIES  EVIDENCED  BY THIS  CERTIFICATE  HAVE  NOT  BEEN
          REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE SOLD, TRANSFERRED, ASSIGNED OR HYPOTHECATED UNLESS THERE IS AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACT COVERING SUCH SECURITIES, THE TRANSFER IS MADE IN COMPLIANCE WITH RULE 144 PROMULGATED UNDER SUCH ACT OR THE COMPANY RECEIVES AN OPINION OF COUNSEL FOR THE HOLDER OF THESE SECURITIES REASONABLY SATISFACTORY TO THE COMPANY, STATING THAT SUCH SALE, TRANSFER, ASSIGNMENT OR HYPOTHECATION IS EXEMPT FROM THE REGISTRATION AND PROSPECTUS DELIVERY REQUIREMENTS OF SUCH ACT.

The Company need not register a transfer of any Securities, and may also instruct its transfer agent not to register the transfer of the Securities, unless the conditions specified in the foregoing legend are satisfied.

               (b) Any legend endorsed on a certificate pursuant to subsection 9.2(a) and any stop transfer instructions shall be removed and the Company shall issue a certificate without such legend to the holder thereof if such Securities are registered under the Securities Act and a prospectus meeting the requirements of Section 10 of the Securities Act is available, if such legend may be properly removed under the terms of Rule 144 promulgated under the Securities Act or if such holder provides the Company with an opinion of counsel for such holder, reasonably satisfactory to legal counsel for the Company, to the effect that a sale, transfer or assignment of such Securities may be made without registration.

     SECTION 10. Adjustment of Warrant Price and Number of Shares of Common Stock. The number and kind of securities purchasable upon the exercise of the Warrants and the applicable Warrant Price shall be subject to adjustment from time to time upon the happening of certain events, as follows:

          10.1 Adjustments. The number of shares of Common Stock purchasable upon the exercise of each Warrant and the applicable Warrant Price shall be subject to adjustment as follows:

               (a) In case the Company shall (i) pay a dividend in Common Stock or make a distribution in Common Stock, (ii) subdivide its outstanding Common Stock, (iii) combine its outstanding Common Stock into a smaller number of shares of Common Stock, or (iv) issue, by reclassification of its Common Stock, other securities of the Company, the number of shares of Common Stock purchasable upon exercise of a Warrant immediately prior thereto shall be adjusted so that the holder of a Warrant shall be entitled to receive the kind and number of shares of Common Stock or other securities of the Company which such holder would have owned or would have been entitled to receive immediately after the happening of any of the events described above, had the Warrant been exercised immediately prior to the happening of such event or any record date with respect thereto. Any adjustment made pursuant to this subsection 10.1(a) shall become effective immediately after the effective date of such event retroactive to the record date, if any, for such event.

               (b) In case the Company shall issue rights, options, warrants or convertible securities to all or substantially all holders of its Common Stock, without any charge to such holders, entitling them to subscribe for or purchase Common Stock at a price per share which is lower at the record date mentioned below than the then Current Market Price (as defined in Section 11 hereof), the number of shares of Common Stock thereafter purchasable upon the exercise of each Warrant shall be determined by multiplying the number of shares of Common Stock theretofore purchasable upon exercise of a Warrant by a fraction of which the numerator shall be the number of shares of Common Stock outstanding immediately prior to the issuance of such rights, options, warrants or convertible securities plus the number of additional shares of Common Stock offered for subscription or purchase, and of which the denominator shall be the number of shares of Common Stock outstanding immediately prior to the issuance of such rights, options, warrants or convertible securities plus the number of shares which the aggregate offering price of the total number of shares offered would purchase at such Current Market Price. Such adjustment shall be made whenever such rights options, warrants or convertible securities are issued and shall become effective immediately and retroactive to the record date for the determination of shareholders entitled to receive such rights, options, warrants or convertible securities.

               (c) In case the Company shall distribute to all or substantially all holders of its Common Stock, evidences of its indebtedness or assets (excluding cash dividends or distributions out of earnings) or rights, options, warrants or convertible securities containing the right to subscribe for or purchase Common Stock (excluding those referred to in subsection 10.1 (b) above), then in each case the number of shares of Common Stock thereafter purchasable upon the exercise of each Warrant shall be determined by multiplying the number of shares of Common Stock theretofore purchasable upon exercise of such Warrant by a fraction, of which the numerator shall be the then Current Market Price on the date of such distribution, and of which the denominator shall be such Current Market Price on such date minus the then fair value (as determined by the Board of Directors, which determination, if reasonable and based upon the Board of Directors' good faith business judgment, shall be binding upon the registered holders) of the portion of the assets or evidences of indebtedness so distributed or of such subscription rights, options, warrants or convertible securities applicable to one share. Such adjustment shall be made whenever any such distribution is made and shall become effective on the date of distribution retroactive to the record date for the determination of shareholders entitled to receive such distribution.

               (d) No adjustment in the number of shares of Common Stock purchasable pursuant to the Warrants shall be required unless such adjustment would require an increase or decrease of at least one percent in the number of shares of Common Stock then purchasable upon the exercise of the Warrants; provided, however that any adjustments which by reason of this subsection 10.1(d) are not required to be made immediately shall be carried forward and taken into account in any subsequent adjustment.

               (e) Whenever the number of shares of Common Stock purchasable upon the exercise of a Warrant is adjusted as herein provided, the applicable Warrant Price payable upon exercise of the Warrant shall be adjusted by multiplying such Warrant Price immediately prior to such adjustment by the fraction, of which the numerator shall be the number of shares of Common Stock purchasable upon the exercise of such Warrant immediately prior to such adjustment, and of which the denominator shall be the number of shares of Common Stock so purchasable immediately thereafter.

               (f) To the extent not covered by subsections 10.1 (b) or (c) hereof, in case the Company shall sell or issue Common Stock or rights, options, warrants or convertible securities containing the right to subscribe for or purchase shares of Common Stock at a price per share (determined, in the case of such rights, options, warrants or convertible securities, by dividing (i) the total amount received or receivable by the Company in consideration of the sale or issuance of such rights, options, warrants or convertible securities, plus the total consideration payable to the Company upon exercise or conversion thereof, by (ii) the total number of shares covered by such rights, options, warrants or convertible securities) lower than the then Current Market Price in effect immediately prior to such sale or issuance, then the number of Shares thereafter purchasable upon the exercise of the Warrants shall be determined by multiplying the number of Shares theretofore purchasable upon exercise of the Warrants by a fraction, of which the numerator shall be the applicable Warrant Price and the denominator shall be that price calculated to the nearest cent determined by dividing (I) an amount equal to the sum of (A) the number of shares of Common Stock outstanding immediately prior to such sale or issuance multiplied by the applicable Warrant Price, plus (B) the consideration received by the Company upon such sale or issuance, by (II) the total number of shares of Common Stock outstanding immediately after such sale or issuance. For the purpose of such adjustments, the Common Stock which the holders of any such rights, options, warrants or convertible securities shall be entitled to subscribe for or purchase shall be deemed issued and outstanding as of the date of such sale or issuance and the consideration received by the Company therefore shall be deemed to be the consideration received by the Company for such rights, options, warrants or convertible securities, plus the consideration or premiums stated in such rights, options, warrants or convertible securities to be paid for the Common Stock covered thereby. In case the Company shall sell or issue Common Stock or rights, options, warrants or convertible securities containing the right to subscribe for or purchase Common Stock for a consideration consisting, in whole or in part, of property other than cash or its equivalent, then in determining the "price per share" of Common Stock and the "consideration received by the Company" for purpose of the first sentence of this subsection 10.1(f), the Board of Directors shall determine the fair value of said property, and such determination, if reasonable and based upon the Board of Directors' good faith business judgment, shall be binding upon the Warrantholder. In determining the "price per share" of Common Stock, any underwriting discounts or commissions shall not be deducted from the price received by the Company for sales of securities registered under the Securities Act.

               (g) Whenever the number of shares of Common Stock purchasable upon the exercise of a Warrant or the Warrant Price is adjusted as herein provided, the Company shall cause to be promptly mailed to each registered holder of a Warrant by first class mail, postage prepaid, notice of such adjustment or adjustments and a certificate of the chief financial officer of the Company setting forth the number of shares of Common Stock purchasable upon the exercise of a Warrant and the applicable Warrant Price after such adjustment, a brief statement of the facts requiring such adjustment and the computation by which such adjustment was made.

               (h) For the purpose of this Section 10, the term "Common Stock" shall mean (i) the class of stock designated as the Common Stock of the Company at the date of this Agreement, or (ii) any other class of stock resulting from successive changes or reclassification of such Common Stock consisting solely of changes in par value, or from par value to no par value, or from no par value to par value. In the event that at any time, as a result of an adjustment made pursuant to this
          Section 10, a registered holder shall become entitled to purchase any securities of the Company other than Common Stock, (i) if the registered holder's right to purchase is on any other basis than that available to all holders of the Company's Common Stock, the Company shall obtain an opinion of an investment banking firm valuing such other securities and (ii) thereafter the number of such other securities so purchasable upon exercise of a Warrant and the applicable Warrant Price of such securities shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the Common Stock contained in this Section 10.

               (i) Upon the expiration of any rights, options, warrants or conversion privileges, if such shall not have been exercised, the number of shares of Common Stock purchasable upon exercise of a Warrant and the applicable Warrant Price, to the extent a Warrant has not then been exercised shall, upon such expiration, be readjusted and shall thereafter be such as they would have been had they been originally adjusted (or had the original adjustment not been required, as the case may be) on the basis of (A) the fact that the only shares of Common Stock so issued were the shares of Common Stock, if any, actually issued or sold upon the exercise of such rights, options, warrants or conversion privileges, and (B) the fact that such shares of Common Stock, if any, were issued or sold for the consideration actually received by the Company upon such exercise plus the consideration, if any, actually received by the Company for the issuance, sale or grant of all such privileges, options, warrants or conversion privileges whether or not exercised; provided, however, that no such readjustment shall have the effect of increasing the applicable Warrant Price by an amount in excess of the amount of the adjustment initially made in respect of the issuance, sale or grant of such rights, options, warrants or conversion privileges.

          10.2 No Adjustment for Dividends. Except as provided in Section 10.1 hereof, no adjustment in respect of any dividends or distributions out of earnings shall be made during the term of a Warrant or upon the exercise of a Warrant.

          10.3 No  Adjustment in Certain  Cases.  No  adjustments  shall be made pursuant to Section 10 hereof in connection with the issuance of the Warrants (or the underlying shares of Common Stock). No adjustments shall be made pursuant to Section 10 hereof in connection with the grant or exercise of presently authorized or outstanding options to purchase, or the issuance of shares of Common Stock on the exercise thereof under the Company's 1990 Stock Option Plan and 1995 Stock Option Plan for Non-Employee Directors.

          10.4 Preservation of Purchase Rights Upon Reclassification, Consolidation, etc. In case of any consolidation of the Company with or merger of the Company into another corporation or in case of any sale or conveyance to another corporation of the property, assets or business of the Company as an entirety or substantially as an entirety, the registered holders of the Warrants shall have the right thereafter, upon payment of the Warrant Price in effect immediately prior to such action, to purchase, upon exercise of each Warrant, the kind and amount of shares and other securities and property which it would have owned or have been entitled to receive after the happening of such consolidation, merger, sale or conveyance had each Warrant been exercised immediately prior to such action. In the event of a merger described in Section 368(a)(2)(E) of the Internal Revenue Code of 1986, as amended, in which the Company is the surviving corporation, the right to purchase shares of Common Stock under the Warrants shall terminate on the date of such merger and thereupon the Warrants shall become null and void, but only if the controlling corporation shall agree to substitute for the Warrants its warrants which entitle the holders thereof to purchase upon their exercise the kind and amount of shares and other securities and property which they would have owned or been entitled to receive had the Warrants been exercised immediately prior to such merger. Any such agreements referred to in this subsection 10.4 shall provide for adjustments, which shall be as nearly equivalent as may be practicable to the adjustments provided for in Section 10 hereof. The provisions of this subsection 10.4 shall similarly apply to successive consolidations, mergers, sales or conveyances.

          10.5 Par Value of Shares of Common Stock. Before taking any action which would cause an adjustment reducing the applicable Warrant Price below the then par value of the Common Stock issuable upon exercise of the Warrants, the Company will take any corporate action which may, in the opinion of its counsel, be necessary in order that the Company may validly and legally issue fully paid and nonassessable Common Stock at such adjusted applicable Warrant Price.

          10.6 Independent Public Accountants. The Company may retain a firm of independent public accountants of recognized national standing (which may be any such firm regularly employed by the Company) to make any computation required under this Section 10 and a certificate signed by such firm shall be conclusive evidence of the correctness of any computation made under this Section 10.

          10.7 Statement on Warrant Certificates. Irrespective of any adjustments in the applicable Warrant Price or the number of securities issuable upon exercise of Warrants, Warrant certificates theretofore or thereafter issued may continue to express the same price and number of securities as are stated in the similar Warrant certificates initially issuable pursuant to this Agreement. However, the Company may, at any time in its sole discretion (which shall be conclusive), make any change in the form of Warrant certificate that it may deem appropriate and that does not affect the substance thereof; and any Warrant certificate thereafter issued, whether upon registration of transfer of, or in exchange or substitution for, an outstanding Warrant certificate, may be in the form so changed.

          10.8 No Rights as Shareholder; Notices to Holders of Warrants. If, at any time prior to the expiration of a Warrant and prior to its exercise, any one or more of the following events shall occur: (a) any action which would require an adjustment pursuant to subsection 10.1 or 10.4 hereof, or
     (b) a dissolution, liquidation or winding up of the Company (other than in connection with a consolidation, merger or sale of its property, assets and business as an entirety or substantially as an entirety) shall be proposed: then the Company shall give notice in writing of such event to the registered holders of the Warrants, as provided in Section 14 hereof, at least 20 days prior (and pursuant to the provisions of subsection 10.1(e) with respect to adjustments pursuant to subsection 10.1(f) and 10.1(i)) to the date fixed as a record date or the date of closing the transfer books for the determination of the shareholders entitled to any relevant dividend, distribution, subscription rights or other rights or for the determination of shareholders entitled to vote on such proposed dissolution, liquidation or winding up. Such notice shall specify such record date or the date of closing the transfer books, as the case may be. Failure to mail or receive such notice or any defect therein shall not affect the validity of any action taken with respect thereto.

     Section 11. Fractional Interests. The Company shall not be required to issue fractional shares of Common Stock on the exercise of a Warrant. If any fraction of a share of Common Stock would, except for the provisions of this
Section 11, be issuable on the exercise of a Warrant (or specified portion thereof), the Company shall in lieu thereof pay an amount in cash equal to the then Current Market Price multiplied by such fraction. For purposes of this Agreement, the term "Current Market Price" shall mean (i) if the Common Stock is traded in the over-the-counter market and not in the NASDAQ National Market System nor on any national securities exchange, the average of the per share closing bid prices of the Common Stock on the 30 consecutive trading days immediately preceding the date in question, as reported by NASDAQ or an equivalent generally accepted reporting service, or (ii) if the Common Stock is traded in the NASDAQ National Market System or on a national securities exchange, the average for the 30 consecutive trading days immediately preceding the date in question of the daily per share closing prices of the Common Stock in the NASDAQ National Market System or on the principal stock exchange on which it is listed, as the case may be. For purposes of clause (i) above, if trading in the Common Stock is not reported by NASDAQ, the bid price referred to in said clause shall be the lowest bid price as reported in the "pink sheets" published by National Quotation Bureau, Incorporated. The closing price referred to in clause (ii) above shall be the last reported sale price or, in the case no such reported sale takes place on such day, the average of the reported closing bid and asked prices, in either case in the NASDAQ National Market System or on the national securities exchange on which the Common Stock is then listed.

     SECTION 12. Rights as Warrantholders. Nothing contained in this Agreement or in any of the Warrants shall be construed as conferring upon the holders thereof, as such, any of the rights of shareholders of the Company, including without limitation, the right to receive dividends or other distributions, to exercise any preemptive rights, to vote or to consent or to receive notice as shareholders in respect of the meetings of shareholders or the election of directors or the Company or any other matter. Anything herein to the contrary notwithstanding, the Company shall cause copies of all financial statements and reports, proxy statements and other documents as it shall send to its shareholders to be sent by the same class mail as sent to its shareholders, postage prepaid, on the date of the mailing to such shareholders, to each registered holder of Warrants at his address appearing on the Warrant Register as of the record date for the determination of the shareholders entitled to such documents.

     SECTION 13. Notices. All notices, requests and other communications pursuant to this Agreement shall be in writing and shall be sufficiently given or made when delivered or three business days after deposit in the U.S. mail, by first class mail, postage prepaid, addressed as follows:

          (a) if to the Company, to (until another address is provided to the registered holders of the Warrants):

                           Rally's Hamburgers, Inc.
                           10002 Shelbyville Road, Suite 150
                           Louisville, Kentucky 40223
                           Attention: President

          (b) if to the registered holder of a Warrant, to the address of such holder as shown in the Warrant Register.

     SECTION 14. Supplements and Amendments. The Company may from time to time supplement or amend this Agreement without the approval of any holders of Warrants in order to cure any ambiguity or to correct or supplement any provision contained herein which may be defective or inconsistent with any other provision herein, or to make any other provisions in regard to matters or questions arising hereunder which the Company may deem necessary or desirable and which shall not be inconsistent with the provisions of the Warrants, or which shall not adversely affect the interests of the holders of Warrants (including reducing the Warrant Price or extending the redemption or expiration date).

     SECTION 15. Successors. All the covenants and provisions of this Agreement by or for the benefit of the Company or the registered holders of the Warrants shall bind and inure to the benefit of their respective successors and assigns hereunder.

     SECTION 16. Governing Law. This Agreement shall be deemed to be a contract made under the laws of the State of Delaware and for all purposes shall be construed in accordance with the laws of said State.

     SECTION 17. Benefits of this Agreement. Nothing in this Agreement shall be construed to give to any person or corporation other than the Company and the registered holders of the Warrants any legal or equitable right, remedy or claim under this Agreement. This Agreement shall be for the sole and exclusive benefit of the Company and the registered holders of the Warrants.

     SECTION 18. Counterparts. This Agreement may be executed in counterparts and each of such counterparts shall for all purposes be deemed to be an original, and all such counterparts shall together constitute but one and the same instrument.

     SECTION 19. Descriptive Headings. The descriptive headings of the several Sections of this Agreement are inserted for convenience only and shall not control or affect the meaning or construction of any of the provisions hereof.

     IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed, as of the day and year first above written.

                                   RALLY'S HAMBURGERS, INC.

                                   By:  /s/  Donald E. Doyle
                                        ---------------------------------
                                   Its:   President & C.E.O.
                                        ---------------------------------

                                   CKE RESTAURANTS, INC.

                                   By:  /s/  Andrew F. Puzder
                                        ---------------------------------
                                   Its:   Executive Vice President
                                        ---------------------------------

                                   FIDELITY NATIONAL FINANCIAL, INC.

                                   By:  /s/   Andrew F. Puzder
                                        --------------------------------
                                   Its:    Executive Vice President
                                        --------------------------------

WARRANT CERTIFICATE NO. 1                                       750,000 WARRANTS


                   WARRANT TO PURCHASE SHARES OF COMMON STOCK

                    VOID AFTER 5:00 P.M., NEW YORK CITY TIME,
                              ON DECEMBER 20, 1999

                            RALLY'S HAMBURGERS, INC.
              INCORPORATED UNDER THE LAWS OF THE STATE OF DELAWARE

     This certifies that, for value received, Fidelity National Financial, Inc., the registered holder hereof or assigns (the "Holder"), is entitled to purchase from Rally's Hamburgers, Inc., a Delaware corporation (the "Company"), commencing December 20, 1997 until 5:00 p.m., New York City Time, on December 20, 1999, at the purchase price per share of $4.375 (the "Warrant Price"), the number of shares of Common Stock of the Company set forth above (the "Shares"). The number of Shares purchasable upon exercise of each Warrant evidenced hereby and the Warrant Price per Share shall be subject to adjustment from time to time as set forth in the Warrant Agreement referred to below.

     The Warrants evidenced hereby may be exercised in whole or in part by presentation of this Warrant certificate with the Purchase Form attached hereto duly executed (with a signature guarantee as provided thereon) and simultaneous payment of the Warrant Price (subject to adjustment) at the principal office of the Company, 10002 Shelbyville Road, Suite 150, Louisville, Kentucky 40223. Payment of such price shall be made at the option of the Holder in cash or by certified check or bank draft payable to the Company, all as provided in the Warrant Agreement.

     The Warrants evidenced hereby are part of a duly authorized issue of Common Stock Purchase Warrants with rights to purchase an aggregate of up to 1,500,000 Shares of Common Stock of the Company and are issued under and in accordance with a Warrant Agreement dated as of December 20, 1996, between the Company, CKE Restaurants, Inc., and Fidelity National Financial, Inc. and are subject to the terms and provisions contained in such Warrant Agreement, to all of which the Holder of this Warrant certificate by acceptance hereof consents. A copy of the Warrant Agreement may be obtained for inspection by the Holder hereof upon written request to the Company.

     Upon any partial exercise of the Warrants evidenced hereby, there shall be issued to the Holder a new Warrant certificate in respect of the Shares as to which the Warrants evidenced hereby have not been exercised. This Warrant certificate may be exchanged at the office of the Company by surrender of this Warrant certificate properly endorsed (with a signature guarantee) either separately or in combination with one or more other Warrants or one or more new Warrants to purchase the same aggregate number of Shares as were evidenced by the Warrant or Warrants exchanged. No fractional Shares will be issued upon the exercise of rights to purchase hereunder, but the Company shall pay the cash value of any fraction upon the exercise of one or more Warrants. The Warrants evidenced hereby are transferable at the office of the Company in the manner and subject to the limitations set forth in the Warrant Agreement.

     The Holder hereof may be treated by the Company and all other persons dealing with this Warrant certificate as the absolute owner hereof for all purposes and as the person entitled to exercise the rights represented hereby, any notice to the contrary notwithstanding, and until such transfer is entered on such books, the Company may treat the Holder hereof as the owner for all purposes.

     This Warrant certificate does not entitle the Holder hereof to any of the rights of a stockholder of the Company.

Dated: December 20, 1996                RALLY'S HAMBURGERS, INC.


                                        By:  /s/
                                             -------------------------------

                                             -------------------------------
ATTEST:

-----------------------------

-----------------------------

WARRANT CERTIFICATE NO. 2                                       750,000 WARRANTS


                   WARRANT TO PURCHASE SHARES OF COMMON STOCK

                    VOID AFTER 5:00 P.M., NEW YORK CITY TIME,
                              ON DECEMBER 20, 1999

                            RALLY'S HAMBURGERS, INC.
              INCORPORATED UNDER THE LAWS OF THE STATE OF DELAWARE

     This certifies that, for value received, CKE Restaurants, Inc., the registered holder hereof or assigns (the "Holder"), is entitled to purchase from Rally's Hamburgers, Inc., a Delaware corporation (the "Company"), commencing December 20, 1997 until 5:00 p.m., New York City Time, on December 20, 1999, at the purchase price per share of $4.375 (the "Warrant Price"), the number of shares of Common Stock of the Company set forth above (the "Shares"). The number of Shares purchasable upon exercise of each Warrant evidenced hereby and the Warrant Price per Share shall be subject to adjustment from time to time as set forth in the Warrant Agreement referred to below.

     The Warrants evidenced hereby may be exercised in whole or in part by presentation of this Warrant certificate with the Purchase Form attached hereto duly executed (with a signature guarantee as provided thereon) and simultaneous payment of the Warrant Price (subject to adjustment) at the principal office of the Company, 10002 Shelbyville Road, Suite 150, Louisville, Kentucky 40223. Payment of such price shall be made at the option of the Holder in cash or by certified check or bank draft payable to the Company, all as provided in the Warrant Agreement.

     The Warrants evidenced hereby are part of a duly authorized issue of Common Stock Purchase Warrants with rights to purchase an aggregate of up to 1,500,000 Shares of Common Stock of the Company and are issued under and in accordance with a Warrant Agreement dated as of December 20, 1996, between the Company, CKE Restaurants, Inc., and Fidelity National Financial, Inc. and are subject to the terms and provisions contained in such Warrant Agreement, to all of which the Holder of this Warrant certificate by acceptance hereof consents. A copy of the Warrant Agreement may be obtained for inspection by the Holder hereof upon written request to the Company.

     Upon any partial exercise of the Warrants evidenced hereby, there shall be issued to the Holder a new Warrant certificate in respect of the Shares as to which the Warrants evidenced hereby have not been exercised. This Warrant certificate may be exchanged at the office of the Company by surrender of this Warrant certificate properly endorsed (with a signature guarantee) either separately or in combination with one or more other Warrants or one or more new Warrants to purchase the same aggregate number of Shares as were evidenced by the Warrant or Warrants exchanged. No fractional Shares will be issued upon the exercise of rights to purchase hereunder, but the Company shall pay the cash value of any fraction upon the exercise of one or more Warrants. The Warrants evidenced hereby are transferable at the office of the Company in the manner and subject to the limitations set forth in the Warrant Agreement.

     The Holder hereof may be treated by the Company and all other persons dealing with this Warrant certificate as the absolute owner hereof for all purposes and as the person entitled to exercise the rights represented hereby, any notice to the contrary notwithstanding, and until such transfer is entered on such books, the Company may treat the Holder hereof as the owner for all purposes.

     This Warrant certificate does not entitle the Holder hereof to any of the rights of a stockholder of the Company.

Dated: December 20, 1996           RALLY'S HAMBURGERS, INC.


                                   By:  /s/
                                        ---------------------------
ATTEST:

----------------------------

----------------------------

                      [Reverse Side of Warrant Certificate]

                            RALLY'S HAMBURGERS, INC.

                                  PURCHASE FORM

                                Mailing Address:
     Rally's Hamburger, Inc.
     10002 Shelbyville Road
     Suite 150
     Louisville, Kentucky  40223

     The undersigned hereby irrevocably elects to exercise the right of purchase represented by the within Warrant for and to purchase thereunder, _________ Shares of Common Stock provided for therein, and requests that certificates for such Shares be issued in the name of:

-------------------------------------------------------------------------------
and  if  said  number  of  Shares  shall  not  be  all  the  Shares  purchasable hereunderthat a new Warrant certificate for the balance of the Shares purchasable under the within Warrant certificate be registered in the name of the undersigned Holder or his Assignee as below indicated and delivered to the address stated below.

Dated:________________________

Name of Holder or Assignee:

------------------------------
       (Please Print)

Address:

------------------------------

------------------------------

Signature:
          --------------------------------------------------------------
Note: The above signature must correspond with the name as it appears upon the face of the within Warrant certificate in every particular, without alteration or enlargement or any change whatever, unless these Warrants have been assigned. Signature Guaranteed:


(Signature must be guaranteed by a bank or trust company having an office or correspondent in the United States or by a member firm of a registered securities exchange or the National Association of Securities Dealers, Inc.)

                                   ASSIGNMENT

                 (To be signed only upon assignment of Warrant)

     FOR VALUE RECEIVED, the undersigned hereby sells, assigns and transfers the right to purchase ________ Shares represented by the within Warrant Certificate unto, and requests that a Certificate for such warrant be issued in the name of

-------------------------------------------------------------------------------
(Name and Address of Assignee Must Be Printed or Typewritten)

hereby irrevocably constituting and appointing ____________________ as Attorney to transfer said Warrants on the books of the Company, with full power of substitution in the premises and, if said number of Shares shall not be all of the Shares purchasable under the within Warrant certificate, that a new Warrant certificate for the balance of such Shares purchasable under the within Warrant certificate be registered in the name of the undersigned Holder and delivered to such Holder's address as then set forth on the Company's books.

Dated:____________________________


                                             ----------------------------------
                                             Signature of Registered Holder

Note: The signature on this assignment must correspond with the name as it appears upon the face of the within Warrant certificate in every particular, without alteration or enlargement or any change whatever.

Signature Guaranteed:

-----------------------------------------
(Signature must be guaranteed by a bank or trust company having an office or correspondent in the United States or by a member firm of a registered securities exchange or the National Association of Securities Dealers, Inc.)

                                                                     Exhibit 4.6

     THIS FIRST SUPPLEMENTAL INDENTURE is made and entered into as of November 14, 1996 by and among Rally's Hamburgers, Inc., a Delaware corporation (the "Company"), as Issuer, Rally's of Ohio, Inc., Restaurant Acquisition Corp. and Self-Service Drive-Thru, Inc., as Subsidiary Guarantors (collectively, the "Subsidiary Guarantors"), and PNC Bank, Kentucky, Inc., as Trustee (the "Trustee"). Capitalized terms not defined herein shall have the same meaning as those ascribed to them in the Indenture (as defined below).


                                    RECITALS

     A. WHEREAS, the Company, the Subsidiary Guarantors and the Trustee are parties to that certain Indenture dated as of March 1, 1993 (the "Indenture") related to the issuance by the Company of its 9 7/8% Senior Notes due June 15, 2000 (the "Senior Notes");

     B.  WHEREAS,   an  amendment  to  Section  4.14  of  the   Indenture   (the
"Amendement") has been duly approved by the holders of the Senior Notes in accordance with Article 9 of the Indenture;

     C. WHEREAS, the Company and the Subsidiary Guarantors have taken all necessary corporate action to duly authorize their respective execution and delivery of this First Supplemental Indenture; and

     D. WHEREAS, the Company has delivered to the Trustee the documents required pursuant to Article 9 of the Indenture;

     NOW, THEREFORE, in consideration of good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree, for the benefit of each other and the holders of Senior Notes, as follows:


                                    ARTICLE I

          Section 1.01. Notwithstanding anything to the contrary contained in the Indenture, Section 4.14 of the Indenture shall be amended in its entirety to read as follows:

          Section 4.14. Change of Control.

          If, at any time, (i) an event or series of events occurs by which any Person or Group of Persons (other than GIANT GROUP LTD., Fidelity National Financial, Inc., CKE Restaurants, Inc., or any of their respective affiliates) shall, as a result of a tender or exchange offer, open market purchases, privately negotiated purchases, merger, consolidation or otherwise, have become the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of 35% or more of the combined voting power of then outstanding Voting Stock of the Company, (ii) the Company is merged with or into another corporation with the effect that immediately after such transaction the stockholders of the Company hold less than a majority of the combined voting power of the then outstanding Voting Stock of the Person surviving such transaction, (iii) the direct or indirect sale, lease, exchange or other transfer to any Person or Group of persons of all or substantially all of the assets of the Company, (iv) the liquidation or dissolution of the Company, or (v) any Person (other than Burt Sugerman and his Affiliates) shall, as a result of a tender or exchange offer, open market purchases, privately negotiated purchases, merger, consolidation or otherwise, have become the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of 35% or more of the combined voting power of the then outstanding Voting Stock of GIANT GROUP LTD. if at such time GIANT GROUP LTD. is the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of 25% or more of the combined voting power of the then outstanding Voting Stock of the Company (each a "Change of Control" and the time of such Change of Control being referred to as the "Change of Control Date"), then the Company shall notify the Holders in writing of such occurrence and shall make an offer to purchase (as the same may be extended in accordance with applicable law, the "Change of Control Offer") on a Business Day (the "Change of Control Payment Date") not later than 60 days following each Change of Control Date, all then outstanding Securities at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest thereon to the Change of Control Payment Date, if any. The Change of Control Offer shall be mailed by the Company not less than 30 days nor more than 45 days before any Change of Control Date to Holders of Securities at their last registered address with a copy to the Trustee and the paying Agent and shall set forth (a) notice that a

     Change of Control has occurred and that each Holder of Securities then outstanding has the right to require the Company to purchase, for cash, such Holders Securities at 101% of the principal amount thereof plus accrued and unpaid interest thereon to the Change of Control Payment Date,
     (b) the Change of Control Payment Date, (c) a description of the Change of Control and (d) a description of the procedures to be followed by such Holder in order to have its Securities purchased. The Change of Control Offer shall remain open for not less than 30 days, nor more than 45 days, and until the close of business on any such Change of Control Payment Date. If the Change of Control Payment Date is on or after an interest payment record date and on or before the related Interest Payment Date, any accrued interest will be paid to the person in whose name a Security is registered at the close of business on such record date, and no additional interest will be payable to Holders who tender a Security pursuant to the Change of Control Offer.

          The Company shall comply with Rule 14e-1 under the Exchange Act and any other securities laws and regulations thereunder, to the extent such laws and regulations are applicable, in the event that a Change of Control occurs and the Company is required to offer to purchase Securities pursuant to this Section 4.14.

          On the Change of Control Payment Date, the Company shall (x) accept for payment Securities or portions thereof tendered pursuant to the Change of Control Offer, (y) deposit with the Paying Agent money sufficient to pay the purchase price of all Securities or portions thereof so tendered and
     (z) deliver to the Trustee for cancellation Securities so accepted together with an Officers' Certificate identifying the Securities or portions thereof tendered to the Company. The Paying Agent shall promptly mail to the Holders of Securities so accepted payment in an amount equal to the purchase price and the Trustee shall promptly authenticate and mail to such Holders a new Security of the same series equal in principal amount of any unpurchased portion of the Security surrendered."


                                   ARTICLE II

                             CONCERNING THE TRUSTEE

          SECTION 2.01. The Trustee hereby accepts the trusts hereby declared and provided and agrees to perform the same upon the terms and conditions set forth in the Indenture and in this First Supplement Indenture, including the terms and provisions defining and limiting the liabilities in the performance of the trust created by the Indenture, as supplemented by this First Supplemental Indenture.

          SECTION 2.02. The Trustee shall not be responsible in any manner whatsoever for or in respect of the validity or sufficiency of this First Supplemental Indenture or the due execution hereof by Issuer of the Subsidiary Guarantors.

                                   ARTICLE 111

                                  MISCELLANEOUS

          SECTION 3.01. Except as modified herein, the Indenture is in all respects confirmed.

          SECTION 3.02. This First Supplemental Indenture may be executed in any number of counterparts, and by the parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same instrument.

          SECTION 3.03. This First Supplemental Indenture shall be governed by and construed in accordance with the internal laws of the State of New York, without regard to the conflicts of laws rules thereof.

IN WITNESS WHEREOF, the parties hereto have caused this Supplemental Indenture to be executed as of the day and year first above written.

                                   RALLY'S, INC.

                                   By:    /s/ Donald E. Doyle
                                        --------------------------------------
                                             DONALD E. DOYLE
                                        Its: President, Chief Executive Officer

ATTEST:

/s/  Evan G. Hughes       (SEAL)
---------------------
     EVAN G. HUGHES
Its: Senior Vice President, Chief
     Administrative Officer and Secretary


                                   RALLY'S OF OHIO, INC.,
                                   as Subsidiary Guarantor

                                   By:  /s/ Michael E. Foss
                                        --------------------------------------
                                        MICHAEL E. FOSS
                                   Its: President Officer

ATTEST:

/s/  Evan G. Hughes       (SEAL)
---------------------
     EVAN G. HUGHES
Its: Secretary


                                   RESTAURANT ACQUISITION CORP.,
                                   as Subsidiary Guarantor

                                   By:  /s/ Michael E. Foss
                                        --------------------------------------
                                        MICHAEL E. FOSS
                                   Its: President

ATTEST:

/s/  Evan G. Hughes      (SEAL)
---------------------
     EVAN G. HUGHES
Its: Secretary

                                   SELF SERVICE DRIVE-THRU, INC.,
                                   as Subsidiary Guarantor

                                   By:  /s/ Michael E. Foss
                                        --------------------------------------
                                        MICHAEL E. FOSS
                                   Its: President

ATTEST:

/s/ Evan G. Hughes       (SEAL)
---------------------
     EVAN G. HUGHES
Its: Secretary

                                   PNC BANK, KENTUCKY, INC.,
                                   as Trustee

                                   By:  /s/ Jack R. Cornwall
                                        --------------------------------------
                                   Name:     JACK R. CORNWALL
                                   Title:    Assistant Vice President

ATTEST:

/s/ D.G. Metcalf       (SEAL)
---------------------
Name:    D.G. METCALF
Title:   Vice President

                                                                    Exhibit 10.5

                            RALLY'S HAMBURGERS, INC.
                             1990 STOCK OPTION PLAN


     1.  Purpose  of Plan.  The  purpose of this 1990  Stock  Option  Plan is to promote the interest of Rally's Hamburgers, Inc., its subsidiaries and stockholders, by encouraging selected key employees of the Corporation to acquire a proprietary interest in the Corporation. Such investments should increase the personal interest and the special effort of such persons in providing for the continued success and progress of the business of the Corporation and should enhance the Corporation's efforts to attract and retain competent key employees.

     2. Definitions. The following terms when used herein shall have the meanings set forth below, unless a different meaning is plainly required by the context:

          (a) Board. The Board of Directors of the Parent.

          (b) Code. The Internal Revenue Code of 1986, as it may be amended from time to time. Reference to any section of the Code shall include any provision successor thereto.

          (c) Committee. The Committee provided for in Section 7.

          (d) Common Stock. Shares of the Parent's common stock, par value $.10 per share.

          (e) Corporation. The Parent and its "subsidiaries" (as that term is defined in section 425(f) of the Code).

          (f) Disability.  Permanent and total disability  within the meaning of section 22(e)(3) of the Code.

          (g) Employees. Officers and other key management personnel of the Corporation, as determined by the Committee from time to time.

          (h) Fair Market Value. The fair market value of a share of Common Stock on a given date, as determined by the Committee; provided, however, that if the Common Stock on such date is (i) traded on the NASDAQ national market system, the Fair Market Value shall be the closing price of the Common Stock on such system; or (ii) traded on an established securities exchange, the Fair Market Value shall be the closing price of the Common Stock in the reported consolidated trading of such exchange. If there are no Common Stock transactions reported for such date, the determination shall be made as of the last immediately preceding date on which Common Stock transactions were reported. If there shall be any material alteration in the present system of reporting sales prices of Common Stock shall no longer be traded or listed as set forth above, the Fair Market Value of the Common Stock as of a particular date shall be determined under such method as shall be determined by the Committee.

          (i) Incentive Option. An option defined in section 422A of the Code, which meets the requirements of Sections 5 and 6.

          (j) Non-Qualified Option. An option which is not an Incentive Option.

          (k) Option. An Incentive Option or a Non-Qualified Option granted to an Optionee pursuant to the Plan.

                  [REFLECTS AMENDMENTS THROUGH MAY ____, 1996]

          (l) Option Agreement. A written agreement between the Corporation and an Optionee evidencing the grant of an Option and containing terms and conditions concerning the exercise of the Option.

          (m) Option Price. The price to be paid for shares to be purchased pursuant to the exercise of an Option.

          (n) Optionee. An Employee who has been granted an Option or the personal representative, heir or legatee of an Optionee who has the right to exercise the Option upon the death of the Optionee.

          (o)Parent. Rally's Hamburgers, Inc., a Delaware corporation.

          (p) Plan. This 1990 Stock Option Plan, as it may be amended from time to time.

     3. Eligibility and Participation. Persons eligible to receive Options under the Plan shall be Employees who are selected by the Committee. In determining the Employees to whom Options shall be granted, the number of shares to be covered by each Option and whether the Options shall be Incentive Options or Non-Qualified Options, the Committee shall take into account the duties of the respective Employees, their present and potential contribution to the success of the Corporation, their anticipated number of years of active service remaining and such other factors as it deems relevant in connection with accomplishing the purposes of the Plan. An Employee who has been granted an Option may be granted an additional Option or Options as the Committee shall so determine.

     4. Shares Subject to the Plan. The stock to be offered under the Plan shall be shares of Common Stock, which shares may be unissued shares or treasury shares. Subject to the adjustments provided for in Section 8, the aggregate number of shares to be delivered upon exercise of all Options granted under the Plan shall not exceed 3,250,000 shares. Shares of Common Stock subject to, but not delivered under, an Option terminating or expiring for any reason prior to its exercise in full shall be deemed available for Options to be granted thereafter during the term of the Plan.

     5. Terms and Conditions of Options. All Options granted hereunder shall be subject to the following terms and conditions:

          (a) To Whom Options May Be Granted. Options shall be granted only to Employees. In the case of Incentive Options, Options shall not be granted to any Employee who immediately after the granting of an Incentive Option under the Plan owns more than 10% of the issued and outstanding Common Stock unless such Incentive Option is granted at 110% of the Value of the Common Stock at the time of the grant of the Incentive Option. For the purpose of this Section 5(a) (and Section 6(d)), consistent with the provisions of section 425(d) of the Code, an Employee is considered as owning all of the Common Stock owned by his brothers, sisters, spouse, ancestors and lineal descendants and his pro rata share of all Common Stock owned by corporations, partnerships, estates and trusts in which he has an interest.

          (b)   Non-Transferability   of  Option.   The  Option   shall  not  be
     transferable by the Optionee otherwise than by bequest or the laws of descent and distribution, and shall be exercisable during the Optionee's lifetime only by the Optionee.

          (c) Termination of Option Upon Termination of Employment. (i) Subject to Section 5(c)(ii), if the Optionee's employment by the Corporation shall terminate for any reason other than death, Disability or termination for cause, the Option shall terminate six months (three months in the case of an Incentive Option) after the Optionee's employment terminates (unless the Optionee dies during such period), or on the Option's expiration date, if earlier, and shall be exercisable during such period after termination of employment only with respect to the number of shares which the Optionee was entitled to purchase on the day preceding the termination of the Optionee's employment, except that the Committee may, in specific cases, and in its sole discretion, permit exercise by an Optionee of all, or a part of, the unexercised Option within the period referred to above after the Optionee's employment terminates. If the Optionee's employment shall terminate because of discharge for cause, the Option shall terminate on the date of the Optionee's discharge.(ii) Notwithstanding Section 5(c)(i), the Committee may, in its discretion, vary the foregoing provisions with respect to a particular Optionee or particular Options granted to such Optionee to make the termination provisions applicable to such Optionee more favorable to such Optionee so long as such variation does not extend the expiration date of such Options. Any such variation shall be set forth in the applicable Option Agreement or an amendment thereto.

          (d) Termination of Option Upon Death or Disability. In the event of the Optionee's death or Disability while in the employ of the Corporation, or Optionee's death within six months (three months in case of an Incentive Option) after the termination of the Optionee's employment (other than by reason of discharge for cause) the Option shall terminate upon the earliest to occur of (i) 12 months after the date of the Optionee's death or Disability or such other date as shall be specified in the Option
     Agreement, or (ii) the Option's expiration date. The Option shall be exercisable during such period after the Optionee's death or Disability with respect to the number of shares as to which the Option shall have been exercisable on the date preceding the Optionee's death or Disability, as the case may be.

          (e) Limitation on Incentive Option. If the aggregate value (determined at the time the Option is granted) with respect to which Options are exercisable for the first time by an Optionee during any calendar year under the Plan or any other plan of the Corporation exceeds $100,000, then notwithstanding anything contained herein, such Option shall be treated as a Non-Qualified Option to the extent of the excess.

     6. Other Terms and Conditions of Option Agreements. The Committee shall have the power, subject to the limitations contained in the Plan, to prescribe any terms and conditions regarding the grant or exercise of any Option under the Plan and in particular shall prescribe the following terms and conditions which shall be contained in the Option Agreement for all Options:

          (a) Type of Option. Whether the Option is an Incentive Option or a Non-qualified Option.

          (b) Number of Shares of Common Stock. The number of shares of Common Stock to which it pertains.

          (c) Exercise Price. The exercise price of the Option, which shall not be less than 100% of the Fair Market Value of the Common Stock at the time of the grant of an Incentive Option, except as otherwise provided in
     Section 5(a).

          (d) Term of Option. The term of the Option, which shall not exceed 10 years from the date on which the Option is granted, unless the Optionee owns more than 10% of the issued and outstanding Common Stock, in which case the term shall not exceed five years.

          (e) How Exercised. The method or time when the Option may be exercise in whole or in part, including, but not limited to, whether it may be exercised by delivery of previously owned shares of common Stock. However, in no event shall an Option be exercisable within six months of the date of grant in the case of an Optionee subject to Section 16(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

          (f) Withholding of Taxes. For a Non-Qualified Option, the provisions for the withholding of Federal, state and local income or other taxes which are due in connection with the exercise of the Non-Qualified Option.

     7. Administration. The Plan shall be administered by the Committee appointed by the Board which shall consist of two or more disinterested persons (within the meaning of Rule 16b-3 promulgated pursuant to the Exchange Act ("Rule 16b-3")). In accordance with and subject to the provisions of the Plan, the Committee shall have full power and authority to interpret the provisions and supervise the administration of the Plan. All decisions, determinations and selections made by the Committee pursuant to the provisions of the Plan shall be final. Each Option granted shall be evidenced by an Option Agreement containing such terms and conditions as may be approved by the Committee and which shall not be inconsistent with the Plan.

     8. Adjustments Upon Changes in Capitalization. Notwithstanding the limitations set forth in Section 4, in the event of a merger, consolidation, reorganization, stock dividend, stock split or other change in corporate structure or capitalization affecting the Common Stock, the Committee shall make an appropriate adjustment in the maximum number of shares available under the Plan or to any one individual and in the number, kind and Option Price, of Common Stock subject to Options granted under the Plan. Any such adjustment regarding an Incentive Option shall be made so as not to constitute a modification, extension or renewal of the Incentive Option within the meaning of
Section 425(h) of the Code.

     9. Time of Granting Options. Nothing contained in the Plan or in any resolution adopted or to be adopted by the Board or by the stockholders of the Parent, and no action taken by the Committee (other than the granting of a specific Option), shall constitute the granting of an Option hereunder. The granting of an Option pursuant to the Plan shall take place only on the date such Option is approved by the Committee.

     10. Amendment and Discontinuance. The Board may discontinue, amend, alter or suspend the Plan; provided, however, that any amendment requiring stockholder approval under Rule 16b-3, as in effect from time to time, shall not be made without obtaining such approval. Unless amended in accordance with the amended Plan with the consent of the Optionee, any Option which is outstanding under the Plan at the time of its amendment or termination shall remain in effect in accordance with its terms and conditions and those of the Plan as in effect when the Option was granted.

     11.  Merger, Consolidation, Etc.

          (a) Conversion on Merger. In the event the Corporation merges or consolidates with another corporation, or all or substantially all of the Corporation's capital stock or assets are required by another corporation, and the surviving or acquiring corporation issues shares of its stock to the Corporation's shareholders in connection with the merger, consolidation or acquisition, the surviving or acquiring corporation shall adopt the Plan and, upon the exercise of an Option, the Optionee shall, at no additional cost (other than the Option Price), be entitled to receive, in lieu of the number of shares of Common Stock to which such Option is then exercisable, the number and class of shares of stock or other securities to which the Optionee would have been entitled pursuant to the terms of the merger, consolidation or acquisition if immediately prior thereto the Optionee had been the holder of record of the number of shares of Common Stock equal to the number of shares of Common Stock as to which the Option shall then be exercisable.

          (b) No Conversion on Certain Mergers. In the event that the Corporation merges or consolidates with another corporation, or all or substantially all of the Corporation's capital stock or assets are acquired by another corporation, and the surviving or acquiring corporation does not issue shares of its stock to the Corporation's shareholders in connection with the merger, consolidation or acquisition, then, notwithstanding any other provision of the Plan to the contrary, no Option may be exercised after the effective date of the merger, consolidation or acquisition.

     12.  Effectiveness and Termination of the Plan.

          (a) Effective Date. The Plan shall become effective upon adoption by the Board. The Plan shall be rescinded and all Options granted hereunder shall be null and void unless within 12 months from the date of the adoption of the Plan by the Board it shall have been approved by the holders of a majority of the outstanding Common Stock present or represented and entitled to vote on the Plan at a stockholders' meeting.

          (b) Termination Date. The Plan shall terminate on the earliest to occur of (i) the date when all the Common Stock available under the Plan shall have been acquired through the exercise of Options granted under the Plan, (ii) 10 years after the date of adoption of the Plan by the Board or
     (iii) such other date as the Board may determine.

     13. Governing Law. The provisions of the Plan shall be construed, administered and enforced according to the laws of the Commonwealth of Kentucky and shall be construed in such a fashion that all Incentive Options shall qualify as "incentive stock options" within the meaning of section 422A of the Code.

     14. Replacement Options. The Committee may permit the voluntary surrender of all or a portion of any Option granted under the Plan, conditioned upon the granting of the Optionee of a new Option under the Plan for the same or different number of shares as the Committee may determine. The new Option shall be exercisable at such price, during such period and in accordance with such other terms and conditions as the Committee may determine, consistent with the provisions of the Plan, without regard to the price, period of exercise or other terms or conditions of the Option surrendered.


ORIGINALLY ADOPTED: August 8, 1990
[Reflects amendments through May __, 1996]



                                        Rally's Hamburgers, Inc.


                                        By:  /s/  Donald E. Doyle
                                             ---------------------------------
                                             Chairman & CEO

                                                                   Exhibit 10.12

                             SUPPLEMENTAL AGREEMENT

     This Supplemental Agreement (this "Supplement") is made and entered into as of the 11th day of February 1997 by and between RALLY'S HAMBURGERS, INC., a Delaware corporation (the "Company:"), and DONALD E. DOYLE (the "Executive").

     RECITALS:

     The parties hereto have previously entered into each of (i) the Employment Agreement, dated March 1, 1996 (the "Employment Agreement"), (ii) the Rally's Inc. Non-Qualified Stock Option Agreement, dated March 18, 1995 [sic] (the "NQSO Agreement") and (iii) the Rally's Hamburgers, Inc. Incentive Stock Option Agreement, dated March 18, 1996 (the "ISO Agreement"). The Company and the Executive wish to amend certain provisions of the Employment Agreement, NQSO Agreement and ISO Agreement as provided in this Supplement following certain discussions and correspondence between them.

     NOW, THEREFORE, in consideration of the agreements contained herein and for
other  good  and  valuable  consideration,   the  receipt  of  which  is  hereby
acknowledged, the Executive and the Company hereby agree as follows:

     AGREEMENT

     1. At all times during the Term (as defined in the Employment Agreement, as modified by this Supplement) Executive shall report to the Executive Committee of the Board of Directors of the Company (the "Executive Committee") or to any member thereof designated by a majority of the Executive Committee. The Executive shall have such powers and duties as the Executive Committee or such designated memeber shall prescribe from time to time, provided that such duties are consistent with the Executive's position as President and Chief Executive Officer of the Company.

     2. Notwithstanding Section 1 of the Employment Agreement to the contrary, the Company may terminate the Executive's employment under the Employment Agreement at any time without cause or notice of any kind whatsoever, it being the intention of the parties that Executive's employment under the Employment Agreement as modified by this Supplement will be on an "at will" basis. The Term (as defined in the Employment Agreement, as modified by this Supplement) shall end on March 17, 1998 or upon any prior termination of Executive's employment under the Employment Agreement as modified by this Supplement.

     3. (a)If the Company shall terminate the Executive's employment other than for cause, death or Disability (as defined in the Rally's, Inc. 1990 Stock Option Plan, as amended (the "Plan")),

          (i) Company shall pay to the Executive his Base Salary through the end of the month in which such termination occurs at the rate and at such times such Base Salary would otherwise be payable under the Employment Agreement as if such termination had not occurred,

          (ii) the Executive may exercise the Option granted in the NQSO Agreement (the "NQSO Option") (A) at any time occurring before the Termination Date (as defined in the NQSO Agreement), to the extent of all Option Shares (as defined in the NQSO Agreement) as to which the NQSO Option becomes exercisable by the Executive on March 19, 1997, as if such termination of employment (if applicable) had not occurred, and (B) at any time occurring before the Termination Date with respect to such additional Option Shares as to which the NQSO Option becomes exercisable by the Executive on March 19, 1998, as if such termination of employment (if applicable) had not occurred; and

          (iii)subject to the provisions of Section 6 of the ISO Agreement, the Executive may exercise the Option granted in the ISO Agreement (the "ISO Option") at any time occurring before the Termination Date (as defined in the ISO Agreement), to the extent of all shares as to which such ISO Option becomes exercisable by the Executive on March 19, 1997, as if such termination of employment (if applicable) had not occurred; and

          (iv) the NQSO Option and the ISO Option shall each vest on, and become exercisable on, the date of such termination of employment to the extent set forth in clauses (ii) and (iii) above; provided, however, this Section 3 shall not be interpreted to reduce the number of shares subject to either the NQSO Option or the ISO Option if the Company does not terminate the Executive's employment other than for cause, death or Disability.

          (b) For purposes of this Section 3, "cause" shall mean (i) the willful engaging by the Executive in gross misconduct which is materially injurious to the Company, (ii) conviction of a felony involving any financial impropriety or which would materially interfere with the Executive's ability to perform his services required under the Employment Agreement (as modified hereby) or otherwise be materially injurious to the Company, or (iii) the willful refusal of the Executive to perform in a material respect any of his material obligations under the Employment Agreement (as modified hereby) without proper justification after being notified with specificity by the Board of Directors of the Company in writing of the particular respects in which the Board of Directors asserts that the Executive has not performed such material obligations. For purposes of this
          Section 3, no act, or failure to act, on the Executive's part shall be considered willful unless done, or admitted to be done, by the Executive in bad faith and without reasonable belief that such action or omission was in the best interests of the Company.

     4. Except as provided in Section 3 above, following a termination of the Executive's employment without cause by the Company, (i) the Company shall have no obligations under the Employment Agreement, including, without limitation, any obligation thereunder to pay Base Salary or other compensation or to provide other benefits except to the extent otherwise provided by law, and (ii) the Executive shall have no right to exercise the NQSO Option or the ISO Option.

     5. To the extent the terms of this Supplement shall conflict with or be inconsistent with the terms of Employment Agreement, the NQSO Agreement, the ISO Agreement or the Plan, the terms hereof shall control as between the parties hereto. Except to the extent the terms of this Supplement conflict with or are inconsistent with the terms of Employment Agreement, the NQSO Agreement, the ISO Agreement or the Plan, the terms and conditions of each thereof are confirmed in their entireties as controlling between the parties hereto as if this Supplement had not been executed. Without limitation to the immediately preceding sentence, (i) Sections 4 and 4.1 of the Employment Agreement are hereby confirmed, and (ii) the Company's right to terminate Executive's employment without cause provided under
          Section 2 hereof shall be in addition to, and not in limitation on, the Company's other rights to terminate the Executive's employment provided in the Employment Agreement. The parties acknowledge and agree that the correct date of the NQSO Agreement is March 18, 1996, not March 18, 1995, and the text of the NQSO Agreement is hereby amended to reflect such correction.

     6. This Supplement will be effective as of the date first written above upon the execution and delivery hereof by each party hereto.

     IN WITNESS WHEREOF, the Company, by its duly authorized officer, and the Executive have executed and delivered this Supplement as of the date first written above.


Date:     2/21/97                            RALLY'S HAMBURGERS, INC.
     --------------------------------

                                             By:  /s/ Terry Christensen
                                                ------------------------------

                                             Title:    Member Board of Directors
                                                  ------------------------------

Date:     2/21/97                            /s/ Donald E. Doyle
     --------------------------------   ---------------------------------------
                                                    DONALD E. DOYLE

                                                                   Exhibit 10.16

                              CONSULTING AGREEMENT

     THIS CONSULTING AGREEMENT ("Agreement") is made and entered into as of the 1st day of October, 1996, by and between RALLY'S HAMBURGERS, INC., a Delaware corporation ("Rally's"), and CKE RESTAURANTS INC., a Delaware Corporation ("Consultant").

     RECITALS:

     A. Rally's is engaged in the operation and franchising of double drive thru quick service restaurants (the "Business").

     B.   Consultant  has  valuable   experience  and  expertise  in  restaurant
operation.

     C. Rally's desires to engage Consultant in order to secure for Rally's the benefit of Consultant's experience, efforts and abilities in connection with the Business, and Consultant desires to be engaged by Rally's in such capacity, pursuant to the terms and conditions of this agreement.

     NOW, THEREFORE, Consultant and Rally's hereby agree as follows:

     1. Terms of Agreement. Rally's hereby engages Consultant, and Consultant hereby accepts such engagement and agrees to serve Rally's, on the terms and conditions set forth herein for a term commencing on the date hereof and expiring February 28, 1997 (the "Term"), unless mutually extended.

     2. Duties; Standards.

          2.1. Duties. Consultant shall assist and advise Rally's in connection with Rally's operation of the Business. Without limiting the generality of the foregoing, Consultant shall work on those projects assigned to Consultant from time to time by the Chief Executive Officer and President of Rally's, to whom Consultant shall report during the Term.

          2.2. Standard of Services. During the Term, Consultant shall (a) devote such time and energy to the duties requested of Consultant in connection herewith as reasonable determined by Consultant and Rally's (not to exceed 10 days during any month of the Term) and (b) use Consultant's reasonable efforts, skill and abilities to promote Rally's interests.

     3. Compensation.

          3.1. Base Compensation. For the Term, Rally's shall pay Consultant base compensation in the amount of $15,000, which shall be payable on February 28, 1997. If this Agreement is mutually extended, then Rally's shall pay base compensation to Consultant in the amount of $3,000 each month, which shall be payable in arrears on the first day of the month following the month for which such compensation is payable.

          3.2. Expenses. In addition to such base compensation, Rally's shall reimburse Consultant for all ordinary and necessary expenses incurred by Consultant in the performance of duties hereunder, provided such expenses are approved by Rally's in advance and thereafter accounted for in accordance with Rally's policies.

     4. Independent Contractor Relationship. In all matters related to this Agreement, Consultant shall be deemed to be acting as an independent contractor. Consultant shall have no authority to act for or otherwise bind Rally's in any matter whatsoever. This Agreement shall not be construed as establishing any joint venture, partnership, or any other business entity between Consultant and Rally's.

     5. Confidentiality. In the provision of services hereunder Consultant acknowledges that it will be provided and will otherwise have access to certain information about the properties, operations, financial conditions and prospects of Rally's that is non-public, confidential or proprietary in nature (the "Confidential Information"). Consultant agrees to use such Confidential Information only in the performance of its services to Rally's hereunder and not to disclose any Confidential Information to any other person or entity, except for those employees of Consultant who actually will be performing services hereunder. The term Confidential Information shall not include information which
(i) is or becomes generally available to the public other than as a result of a disclosure by Consultant or Consultant's employees, officers or directors, (ii) was available to Consultant on a non-confidential basis from a source which was not known by Consultant. after due inquiry, to be bound by a confidentiality agreement or other obligation of confidentiality with or to Rally's prior to its disclosure by Rally's, or (iii) becomes available to Consultant on a non-confidential basis from a source other than Rally's which is not known by Consultant, after due inquiry, to be bound by a confidentiality agreement or other obligation of confidentiality with or to Rally's.

     6. Miscellaneous.

          6.1. Entire Agreement. This Agreement constitutes the entire Agreement between the parties concerning its subject matter. It supersedes all prior or written or contemporaneous oral agreements, correspondence, arrangements and understandings related to its subject matter.

          6.2. Captions. All captions in this Agreement are intended soley for the convenience of the parties, and none shall be deemed to affect the meaning and construction of any provision hereof.

          6.3. Amendment and Modifications. No amendment or other modification to this Agreement shall be binding upon any party unless executed in writing by all of the parties hereto.

          6.4. Assignment. Consultant may not assign or delegate or otherwise transfer any of Consultant's rights or obligations under this Agreement to any other person or entity without obtaining the prior written consent of Rally's.

          6.5. Binding Effect. This Agreement shall be binding upon, and shall inure to the benefit of and be enforceable by, the parties hereto, their successors and assigns.

IN WITNESS WHEREOF, Rally's, by its duly authorized officer, and Consultant have executed and delivered this Agreement on the date first written above.

                                        RALLY'S HAMBURGERS, INC.

                                        By:  /s/ Donald Doyle
                                        Title:  President & CEO

                                        CKE RESTAURANTS, INC.

                                        By:  /s/ C. Thomas Thompson
                                        Title:    President, C.O.O.