Form 10-K/A
period 1996-12-29
RALLYS HAMBURGERS INC
filed 1997-04-28
CIK 854873

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                                FORM 10-K/A NO. 1


(Mark One)
[x] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
    ACT OF 1934 [FEE  REQUIRED] for the fiscal year ended December 29, 1996
                                       OR
[ ] TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934 [ FEE REQUIRED]

        For the transition period from ____________ to _________________

                         Commission file number 0-17980




                            RALLY'S HAMBURGERS, INC.
             (Exact name of registrant as specified in its charter)
Delaware                                                    62-1210077
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)

          10002 Shelbyville Road, Suite 150, Louisville, Kentucky     40223
          (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (502) 245-8900





The purpose of this amendment is to amend Items 10, 11, 12 and 13 in their entirety to read as set forth herein.

Items 10, 11, 12 and 13 are hereby amended to read in their entirety as set forth below.



                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant.

Directors

     Set forth below is a list of the current Board members, together with their ages, all positions with Rally's Hamburgers, Inc. ("the Company") and offices currently held by them and the year in which each person joined the Board of Directors.

                                                                     Director
Name                     Age(1)      Position or Office                Since
----                     ------      ------------------              --------
Burt Sugarman              58        Chairman of the Board              1989
                                          and Director
Donald E. Doyle            50        President, Chief Executive         1996
                                     Officer and Director

Terry N. Christensen       56             Director                      1996
Willie D. Davis            62             Director                      1994
William P. Foley, II       52             Director                      1996
David Gotterer             68             Director                      1989
Ronald B. Maggard          47             Director                      1997
C. Thomas Thompson         47             Director                      1996
-------------------
(1)     Ages given as of March 31, 1997.

     Burt Sugarman. For more than the past five years, Mr. Sugarman has been Chairman of the Board, President and Chief Executive Officer of GIANT Group, LTD. ("GIANT"), a New York Stock Exchange company. As of March 31, 1997, GIANT owned approximately 15.26% of the outstanding Common Stock of the Company. Mr. Sugarman served as Chief Executive Officer of the Company from 1990 and as its Chairman of the Board since 1991, resigning from these offices in February 1994. Mr. Sugarman resumed the position of Chairman of the Board in November 1994.

     Donald E. Doyle. On March 18, 1996, the Company named Donald E. Doyle to the position of President and Chief Executive Officer. Mr. Doyle was also appointed to the Company's Board of Directors. Prior thereto, since 1994, Mr. Doyle served as Chief Operating Officer of Hardee's Foodsystems, Inc., an operator and franchisor of over 3,500 Hardee's quick service restaurants. Mr. Doyle served from 1992 to 1994 as President and Chief Executive Officer of CKE Restaurants, Inc. ("CKE"), the parent of the Carl's Jr. hamburger chain. From 1989 to 1992, Mr. Doyle served as President and Chief Executive Officer of the Greater Louisville Economic Development Partnership. Prior to that date, Mr. Doyle held a variety of senior positions with KFC, finally serving as President of KFC-USA from 1984 to 1988.

     Terry N. Christensen. For more than the past five years, Mr. Christensen has been a partner in the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP, which firm provides legal services to the Company. Mr. Christensen is a director of GIANT, MGM Grand, Inc. and Checker's Drive-In Restaurants, Inc.

     Willie D. Davis. Mr. Davis has been the President and a director of All-Pro Broadcasting, Inc., a holding company operating several radio stations, for more than the past five years. Mr. Davis currently serves on the Board of Directors of Sara Lee Corporation, K-Mart Corporation, Dow Chemical Company, MGM Grand, Inc., Alliance Bank, WICOR Incorporated, Johnson Controls Incorporated, L.A. Gear and Strong Fund.

     William P. Foley, II. Mr. Foley has served as the Chairman of the Board, and Chief Executive Officer of Fidelity National Financial, Inc. ("Fidelity") since its formation in 1984. Mr. Foley was also President of Fidelity from 1984 until December 31, 1994. He has been Chairman of the Board and Chief Executive Officer of Fidelity National Title Insurance Company since April 1981. Mr. Foley is also currently serving as Chairman of the Board and Chief Executive Officer of CKE and is a director of Micro General Corporation.

     David Gotterer. Mr. Gotterer has been a partner in the accounting firm of Mason & Company, LLP, New York, New York, for more than the past five years. Mr. Gotterer is a director and Vice Chairman of GIANT.

     Ronald B. Maggard. For more than the past five years, Mr. Maggard has been President of Maggard Enterprises, Newport Beach, which owns 25 franchised Long John Silver restaurants and a franchised Fazoli's restaurant.

     C. Thomas Thompson. Mr. Thompson has been President and Chief Operating Officer of Carl Karcher Enterprises, Inc. since 1994. Prior thereto, since 1984, Mr. Thompson was a partner in a partnership which owned and operated 15 restaurants under the Carl's Jr. franchise system. Mr. Thompson is also currently serving as Chief Executive Officer and Vice Chairman of the Board of Checker's Drive-In Restaurants, Inc.

     On February 13, 1996, a derivative lawsuit naming the members of the Company's Board of Directors was filed in Delaware Chancery Court by a shareholder, Harbor Finance Partners. The suit alleges a breach of fiduciary duty on the part of the Board of Directors in connection with the purchase from GIANT of the Company's 9.875% Senior Notes due in the year 2000 at an allegedly inflated price. The Company and its Directors deny all allegations of wrongdoing made by the plaintiff and intend to defend the suit vigorously. Management does not believe that this litigation will have a material adverse effect on its results of operating or financial condition.

Executive Officers

     Set forth below are the executive officers of the Company at March 31, 1997, together with their ages, their positions with the Company and the year in which they first became an officer of the Company:

                                                                                       First Elected
        Name           Age(1)                        Position                             Officer
---------------------  -------  ----------------------------------------------------  -----------------
Burt Sugarman            58     Chairman of the Board and Director                          1990

Donald E. Doyle          50     President, Chief Executive Officer and Director             1996

Evan G. Hughes           30     Senior Vice President, Chief Administrative
                                Officer and Secretary                                       1995

Gary J. Beisler          40     Senior Vice President, Operations                           1991

Mark A. Noltemeyer       41     Senior Vice President, Finance                              1993
--------------------------

(1)  Ages given at March 31, 1997.

     Mr. Hughes joined the Company as Senior Executive Vice President and Chief Administrative Officer in March 1995. In December 1995, due to a corporate reorganization, Mr. Hughes became Senior Vice President, Chief Administrative Officer and Secretary. He was a trade development consultant in Houston, Texas and subsequently a business development and marketing manager with AT&T - Network Systems in Morristown, New Jersey between April 1994 and March 1995. Mr. Hughes served as Director of Administration for Rally's from March 1993 until March 1994. Also, Mr. Hughes served as an appointee of the Bush Administration in

Washington, D.C. from December 1988 until November 1992. From late 1989 until February 1992, he served as Director of Operations at the U.S. Department of Commerce.

     Mr. Beisler joined the Company in 1987 as an Area Franchise Director. Since then, he has held positions as District Franchise Director, Area Director of Company Operations and Vice President of Franchise Operations. Currently, as Senior Vice President of Operations, he is responsible for Company Operations, Franchise Operations and Real Estate, Development and Construction. Prior to 1987, Mr. Beisler owned and operated his own restaurant and served as Director of Operations for The Fresher Cooker, a Louisville-based fast food restaurant chain.

     Mr. Noltemeyer joined the Company in 1993 as Chief Accounting Officer and in January 1994, was promoted to Vice President and Chief Accounting Officer. In January 1997, Mr. Noltemeyer was promoted to Senior Vice President, Finance. From 1985 to 1993, Mr. Noltemeyer was employed by KFC in a variety of finance positions. At the time he left KFC, he was Worldwide Director of Technical Accounting Services having held such position since 1992. Mr. Noltemeyer is a Certified Public Accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, file with the Securities and Exchange Commission and NASDAQ reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, during the 1996 fiscal year, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except that (i) Messrs. Foley and Thompson each filed their initial report on Form 3 late; and (ii) one report, covering one transaction, was filed late by Jeffrey Rosenthal, a former director of the Company.

Item 11.  Executive Compensation

     Set forth below is information concerning the annual and long-term compensation of any person who served as the Chief Executive Officer during any portion of 1996, and the other four most highly compensated executive officers of the Company as of December 29, 1996, for services in all capacities to the Company for the last three fiscal years.

                                           Summary Compensation Table
                                                                                          Long-Term
                                               Annual Compensation                       Compensation
                                ---------------------------------------------   ----------------------------
                                                                Other Annual         Stock          All Other
                                         Salary       Bonus     Compensation        Options       Compensation
Name & Principal Position       Year       ($)        ($)(1)     ($)              (In Shares)         ($)
-------------------------       ----    --------     -------    -------------     -----------     ------------
Donald E. Doyle                 1996    $227,116 (2) $      0    $18,000 (4)         350,000        $      0
   President and CEO            1995           0            0          0                   0               0
                                1994           0            0          0                   0               0

Gary J. Beisler                 1996    $161,154     $  5,400    $ 5,700              54,500        $      0
   Sr. Vice President,          1995     135,687       19,577          0              10,000               0
      Operations                1994     115,373            0      5,225              48,400               0

Michael E. Foss  (3)            1996    $187,692     $      0    $36,178 (4)          10,000        $      0
   Former Sr. Vice              1995      72,443 (5)  100,000          0             160,000               0
       President, Chief         1994           0            0          0                   0               0
       Financial Officer
Evan G. Hughes                  1996    $138,462     $      0    $     0              15,000        $      0
   Sr. Vice President,          1995      97,500 (6)   15,540      1,462              45,000               0
     Chief Administrative       1994      13,462 (6)        0          0                   0               0
       Officer and Secretary
Mark A. Noltemeyer              1996    $116,346     $      0    $     0              10,000        $      0
   Senior Vice President ,      1995     108,064        5,000          0              10,000               0
      Finance                   1994      98,269            0          0              22,150               0
-----------------------------

     (1) With the exception of the amounts paid to Messrs. Foss and Hughes in 1995 related to recruitment bonuses, the amounts shown in this column represent payments made under the Company's Officer Bonus Plan, pursuant to which the executive officers earned cash bonuses based on individual performance.

     (2) Represents partial year payment. Mr. Doyle joined the Company as President and Chief Executive Officer in March 1996.

     (3) Mr. Foss resigned from all positions he held in the Company in January 1997.

     (4) With respect to Messrs. Doyle and Foss, the amount in 1996 represents a reimbursement of relocation expenses incurred.

     (5) Represents partial year payment. Mr. Foss joined the Company as Senior Vice President and Chief Financial Officer in July 1995.


     (6) Represents partial year payment. Mr. Hughes rejoined the Company as Senior Executive Vice President and Chief Administrative Officer in March 1995. In December 1995, due to a corporate reorganization, Mr. Hughes became Senior Vice President, Chief Administrative Officer and Secretary. Mr. Hughes originally joined the Company in March 1993 as Director of Administration and resigned in March 1994.

Option Grants in Last Fiscal Year

     The following table sets forth information regarding options granted to the named executive officers during the 1996 fiscal year pursuant to the Company's 1990 Stock Option Plan. The Company does not grant stock appreciation rights ("SARs").

                          Number of      Percentage of
                         Securities      Total Options
                         Underlying        Granted to      Exercise of                    Grant Date
                           Options        Employees in     Base Price     Expiration       Present
Name                     Granted(#)       Fiscal 1996       ($/Share)        Date        Value ($)(1)
----                     ----------       -----------       ---------        ----        ------------
Donald E. Doyle            350,000           13.90%           $1.75        03/17/01        $360,325
Gary J. Beisler             40,000            1.59%           $1.625       02/26/06        $ 40,224
Gary J. Beisler             14,500            0.58%           $2.94        06/21/06        $ 26,405
Michael E. Foss             10,000 (2)        0.40%           $1.625       02/26/06        $ 10,056
Evan G. Hughes              15,000            0.60%           $1.625       02/26/06        $ 15,084
Mark A. Noltemeyer          10,000            0.40%           $1.625       02/26/06        $ 10,056
---------------------

     (1) The Company used the Black-Scholes model of option valuation to determine grant date present value. The present value calculation is based on, among other things, the following assumptions: (a) interest of 6.81% for the February 26, 1996 and March 18, 1996 grants, and 6.84% for the June 21, 1996 grant, based on the then quoted yield of Treasury Bills maturing in eight years; (b) dividend yield of 0% per share based on the Company's history of no dividend payments; and (c) stock price expected future volatility of 45.7% determined based upon the monthly stock closing prices for the past four to five years of companies included in the Company's peer group. The Company does not advocate or necessarily agree that the Black-Scholes model can properly determine the value of an option. There is no assurance that the value, if any, realized by the option holder will be at or near the value estimated under the Black-Scholes model.

     (2) These options terminated upon Mr. Foss' resignation from the Company and became available for future grants under the Company's 1990 Stock Option plan.

Aggregated  Option  Exercises  In Last  Fiscal  Year And Fiscal  Year End Option
Values

     Set forth below is information with respect to options exercised by the named executive officers during the 1996 fiscal year, and the number and value of unexercised stock options held by the named executive officers at the end of the fiscal year. There were no SARs outstanding at the 1996 fiscal year end.

                                                                Number of Securities
                                                               Underlying Unexercised        Value of Unexercised In-
                                                               Options Held At Fiscal          The-Money Options at
                                                                      Year End                  Fiscal Year End(1)
                         Shares Acquired    Value Realized
Name                     on Exercise (#)         ($)         Exercisable   Unexercisable   Exercisable    Unexercisable
----                     ---------------    --------------   -----------   -------------   -----------    -------------
Donald E. Doyle                 0                N/A                 0         350,000      $       0        $ 920,499
Gary J. Beisler                 0                N/A            35,599          77,301         13,259          145,260
Michael E. Foss                 0                N/A            53,333         116,667         60,265          148,081
Evan G. Hughes                  0                N/A            14,999          45,001         24,047           89,426
Mark A. Noltemeyer              0                N/A            18,098          24,052          8,795           39,499
---------------------

     (1) Based on the difference between the option exercise price and closing price of the Company's Common Stock on the NASDAQ National Market system on December 29, 1996 ($4.375).

Compensation of Directors

     Directors not employed by the Company are compensated at a rate of $10,000 per annum, paid quarterly, plus $500 for each Board meeting attended. Non-employee directors also receive $500 for each committee meeting attended on a date other than a date on which a Board meeting is held, and are eligible to participate in the Company's 1995 Stock Option Plan for Non-Employee Directors.

Employment and Severance Agreements

     In April 1995, the Company and Evan Hughes entered into an Employment Agreement pursuant to which Mr. Hughes was to serve as Senior Executive Vice President and Chief Administrative Officer for a term of 30 months beginning on March 28, 1995 at an annual salary of not less than $130,000. Mr. Hughes is eligible to participate in the Company's incentive bonus programs. Pursuant to the terms and conditions of the Company's 1990 Stock Option Plan, Mr. Hughes was granted an option to purchase 35,000 shares of the Company's Common Stock at $2.75 per share. Upon joining the Company, Mr. Hughes was awarded a signing bonus of $10,000 after federal, state and local tax deductions. Under the Agreement, Mr. Hughes has agreed not to compete with the Company in the double drive-thru hamburger business for a period of 18 months after the termination of his employment with the Company.

     In July 1995, the Company and Michael Foss entered into an Employment Agreement pursuant to which Mr. Foss served as the Company's Senior Vice President and Chief Financial Officer for a term commenced on August 1, 1995, and expired on January 31, 1997, at an annual salary of not less than $175,000. Mr. Foss was eligible to participate during his employment in the Company's incentive bonus programs. Pursuant to the terms and conditions of the Company's 1990 Stock Option Plan, Mr. Foss was granted an option to purchase 160,000 shares of the Company's Common Stock at $3.25 per share. On joining the Company, Mr. Foss was awarded a signing bonus of $100,000 in cash and 30,188 shares of Common Stock having a value of $100,000 as an inducement for Mr. Foss to terminate his previous employment. Mr. Foss agreed, during the term of his Employment Agreement and for three years thereafter, not to disclose, other than to employees of the Company or to persons to whom disclosure is reasonably necessary or appropriate in connection with the performance of his duties thereunder, any material, confidential information relating to certain of the operations of the Company, the disclosure of which would be materially damaging to the Company. Mr. Foss resigned all positions held with the Company effective January 31, 1997.

     In March 1996, the Company and Donald E. Doyle entered into an Employment Agreement pursuant to which Mr. Doyle serves as President and Chief Executive Officer of the Company for a term commencing March 18, 1996 and expiring March 17, 1998, at an annual base salary of $295,000, subject to annual review. This agreement is renewable on an annual basis for a new two-year term at the discretion of the Board. Mr. Doyle is eligible to participate in the Company's incentive and bonus programs. Pursuant to the terms and conditions of the Company's 1990 Stock Option Plan, Mr. Doyle was granted an option to purchase 350,000 shares of the Company's Common Stock at $1.75 a share, the market price on the date of Mr. Doyle's employment by the Company. Under the Agreement, Mr. Doyle has agreed not to compete with the Company in the double drive-thru hamburger business for a period of two years after the termination of his employment with the Company. In addition, Mr. Doyle has agreed, during the term of his Employment Agreement and for three years thereafter, not to disclose, other than to employees of the Company or to persons to whom disclosure is reasonably necessary or appropriate in connection with the performance of his duties thereunder, any material confidential information relating to certain of the operations of the Company, the disclosure of which would be materially damaging to the Company. In February 1997, the Company and Mr. Doyle entered into a Supplemental Agreement pursuant to which the Employment Agreement was modified to state that Mr. Doyle's employment will be on an "at will" basis. In addition, the Supplemental Agreement provides for the acceleration of the vesting of 57,142 of the options granted to Mr. Doyle upon occurrence of certain changes in Mr. Doyle's employment status prior to the normal vesting date for these options.

Compensation Committee Interlocks And Insider Participation

     The Compensation Committee of the Board of Directors is responsible for executive compensation decisions as described above. The Committee was comprised of Messrs. Christensen, Foley and Gotterer since May 1996. Prior to May 1996, the Committee was comprised of Messrs. Fleishman, Gotterer and Sugarman (the latter only until March 1996). Mr. Christensen is a partner in a law firm which provided legal services to the Company during 1996 and which will provide legal services to the Company in the future. Mr. Foley is Chairman of the Board and Chief Executive Officer of Fidelity and CKE, which, as of March 31, 1997, beneficially owned approximately 9.62% and 21.23%, respectively, of the outstanding shares of Common Stock of the Company. Mr. Fleishman is a member in a law firm which provided legal services to the Company during 1996 and which will provide legal services to the Company in the future. Mr. Sugarman is a director of the Company and serves as Chairman of the Board. Mr. Sugarman also serves as the Chairman of the Board, President and Chief Executive Officer of GIANT, which as of the Record Date owned approximately 15.26% of the outstanding Common Stock of the Company. Mr. Gotterer, a director of the Company, serves as a director and Vice Chairman of the Board of GIANT. Mr. Gotterer also serves on the Compensation Committee of GIANT.

     On July 1, 1996, the Company entered into a ten-year Operating Agreement with Carl Karcher Enterprises, Inc., a subsidiary of CKE which is the operator of the Carl's Jr. restaurant chain. Pursuant to the agreement, 28 Rally's owned restaurants located in California and Arizona are being operated by CKE. Such agreement is cancelable after an initial five-year period, at the discretion of CKE. A portion of these restaurants, at the discretion of CKE, may be converted to the Carl's Jr. format. To date, one restaurant has been converted. The agreement was approved by a majority of the independent Directors of the Company. Prior to the agreement, the Company's independent Directors had received an opinion as to the fairness of the agreement, from a financial point of view, from an investment banking firm of national standing.

     Under the terms of the Operating Agreement, CKE is responsible for conversion costs associated with transforming the restaurants to the Carl's Jr. format, as well as the operating expenses of all the restaurants. Rally's retains ownership of all 28 restaurants and is entitled to receive a percentage of gross revenues generated by each restaurant. Subsequent to the agreement, the Company's revenues have been, and will, until the first anniversary of the agreement, continue to be, reduced by the absence of the restaurants' sales, somewhat offset by the fee paid to the Company by CKE. The Company anticipates that the agreement will continue to positively impact both net income and cash flow. While the overall impact of the agreement is not expected to be material to the financial statements, it will allow management to concentrate its efforts in more fully developed Rally's markets. The agreement will also allow the Company to take advantage of any improvements in restaurant operations attained by

CKE by implementing these improvements in Company stores. In the event of a sale by Rally's of any of the 28 restaurants, Rally's and CKE would share in the proceeds based upon the relative value of their respective capital investments in such restaurant.

     On December 20, 1996, the Company issued warrants (the "Warrants") to purchase an aggregate of 1,500,000 restricted shares of its Common Stock equally to CKE and Fidelity National Financial, Inc. The Warrants were granted as an incentive to CKE and Fidelity to continue to participate in the identification and exploitation of synergistic opportunities with the Company. The Warrants have a three-year term and are not exercisable until December 20, 1997. The exercise price is $4.375 per share, the closing price of the Common Stock on December 20, 1996. The underlying shares of Common Stock have not been registered with the Securities and Exchange Commission and, therefore, are not freely tradable. Upon exercise, the Warrants would provide approximately $6.6 million in additional capital to the Company. The Company obtained a valuation analysis from an investment banking firm of national standing. Such analysis estimated the value of the Warrants to be approximately $960,000 which will be expensed by the Company over the one-year vesting period.

     Rally's has entered into a marketing-sharing agreement with CKE restaurants covering the use of advertising created by the Company's advertising agency, Mendelsohn/Zien Advertising, for the benefit of the Company and its franchisees, based on a successful advertising campaign originally developed for the California-based Carl's Jr. chain. The agreement is for a one-year period beginning December 1, 1996, renewable for additional successive one-year terms, and calls for the reimbursement per commercial to CKE for 30% of its production costs (not to exceed $100,000).

     In addition, the Company entered into a Consulting Agreement with CKE in October 1996 to assist and advise the Company in connection with its operation of the business. The Consulting Agreement expired February 28, 1997, but has been extended until February 28, 1998. Payments under the Consulting Agreement are $3,000 per month plus ordinary expenses.

     On January 29, 1996, the Company repurchased from GIANT, in two transactions, at a price of $678.75 per $1,000 principal amount, $22 million face value of its 9.875% Senior Notes due in the year 2000. The price paid in each transaction represented the market closing price of the notes on January 26, 1996. The first transaction involved the repurchase of $16 million face value of the notes for $11.1 million in cash. The second transaction involved the purchase of $6 million face value of notes in exchange for a $4.1 million short-term note due in three installments of principal and interest issued by Rally's to GIANT bearing interest at the highest publicly announced referenced rate of interest maintained by a large banking institution for commercial loans of short-term maturities to its most credit-worthy large corporate borrowers. The purchases were approved by a majority of the independent Directors of the Company, all of whom were unaffiliated with GIANT. Prior to the purchases, the Company's independent Directors had received an opinion as to the fairness of the transactions, from a financial point of view, from an investment banking firm of national standing. GIANT purchased the notes for $11.4 million during the last two years.

     In early February 1996, GIANT entered into a one-year credit facility with the Company. Such credit facility was evidenced by a note payable to GIANT for up to $2 million. Any monies advanced under said Note Agreement bore interest at the highest publicly announced referenced rate of interest maintained by a large banking institution for commercial loans of short-term maturities to its most credit-worthy large corporate borrowers. Interest was payable monthly. The facility was terminated upon the Company's completion of its Shareholders Rights Offering. In addition, during 1996 GIANT issued certain irrevocable letters of credit to secure the obligation of the Company under its high deductible workers' compensation insurance program and to secure certain surety bonds previously issued by the Company. Such letters of credit were replaced by the Company during 1996 with irrevocable Letters of Credit issued by the Company which are secured by Certificates of Deposit purchased by the Company.

Item 12.  Stock Ownership of Principal Holders and Management.

     The following table sets forth as of March 31, 1997 information concerning each stockholder known by the Company to beneficially own more than five percent of the outstanding Common Stock of the Company and by each director, each executive officer named in the Summary Compensation Table in Item 11 and all directors and executive officers as a group.


                                           Number of                Percent of
                                           Shares (1)                Class (2)
                                           ----------               ----------
Gary J. Beisler........................      54,212    (3)              *
Terry N. Christensen...................     168,230    (4)              *
Willie D. Davis........................     245,000    (5)            1.18%
Donald E. Doyle........................     201,146    (6)              *
William P. Foley, II (16)..............     222,500    (7)            1.07%
Michael E. Foss........................     102,409    (8)              *
David Gotterer.........................     279,730    (9)            1.34%
Evan G. Hughes.........................      35,798    (10)             *
Ronald B. Maggard .....................      30,000                     *
Mark A. Noltemeyer.....................      30,882    (11)             *
Burt Sugarman (15).....................     485,833    (12)           2.31%
C. Thomas Thompson.....................     222,500    (13)           1.07%
All current directors and
  executive officers as a group
  (12 persons, included above).........   2,078,240    (14)           9.26%

5% Beneficial Owners
--------------------
GIANT GROUP, LTD. (15).................   3,136,849                  15.26%
Fidelity National Financial, Inc. (16).   2,009,788    (17)           9.62%
CKE Restaurants, Inc. (18).............   4,528,015    (19)          21.23%
Travelers Group, Inc. (20).............   2,263,974    (21)          10.50%
  *Represents less than 1% of class.

     (1) Based upon information furnished to the Company by the named persons, and information contained in filings with the Securities and Exchange Commission (the "Commission"). Under the rules of the Commission, a person is deemed to beneficially own shares over which the person has or shares voting or investment power or which the person has the right to acquire beneficial ownership of within 60 days. Unless otherwise indicated, the named persons have sole voting and investment power with respect to their respective shares.

     (2) Based on 20,552,404 shares outstanding as of March 31, 1997. Shares of Common Stock subject to options exercisable within 60 days under the Company's stock option plan are deemed outstanding for computing the percentage of class of the person holding such options but are not deemed outstanding for computing the percentage of class for any other person.

     (3) Includes 52,474 shares that Mr. Beisler may purchase pursuant to stock options and warrants.

     (4) Includes 165,615 shares that Mr. Christensen may purchase pursuant to stock options and warrants.

     (5) Represents 245,000 shares that Mr. Davis may purchase pursuant to stock options.

     (6) Includes 133,406 shares that Mr. Doyle may purchase pursuant to stock options and warrants.

     (7) Represents 222,500 shares that Mr. Foley may purchase pursuant to stock options. Excludes 6,760,303 shares which are beneficially owned by Fidelity and CKE, as to which Mr. Foley disclaims beneficial ownership. See Notes (17) and (19) below. Mr. Foley is the Chairman of the Board and Chief Executive Officer of Fidelity and CKE, and he owns 20.3% of the outstanding shares of common stock of Fidelity. A limited partnership whose general partner is controlled by Mr. Foley owns 15.8% of the outstanding common stock of CKE. Fidelity owns 2.2% of the outstanding common stock of CKE. Mr. Foley may be deemed to be a controlling person of CKE and Fidelity.

     (8) Includes 62,777 shares that Mr. Foss may purchase pursuant to stock options and warrants. Mr. Foss resigned from all positions held in the Company in January 1997.

     (9) Includes 251,615 shares that Mr. Gotterer may purchase pursuant to options and warrants, but excludes 22,500 shares underlying options held by Mr. Gotterer, as to which shares he disclaims beneficial ownership since a business partner is entitled to the beneficial ownership of such shares upon any exercise of such options.

     (10) Includes 35,072 shares that Mr. Hughes may purchase pursuant to options and warrants.

     (11) Includes 25,864 shares that Mr. Noltemeyer may purchase pursuant to options and warrants.

     (12) Represents 485,833 shares that Mr. Sugarman may purchase pursuant to stock options. Excludes 3,136,849 shares owned by GIANT of which Mr. Sugarman may be deemed to be a controlling person. Mr. Sugarman disclaims beneficial ownership of the shares owned by GIANT. Also excludes 2,615 shares held by Mr. Sugarman as custodian for his minor child and 145,884 shares beneficially owned by Mr. Sugarman's spouse (including 104,692 shares subject to options and warrants), as to which shares Mr. Sugarman disclaims beneficial ownership. Mr. Sugarman is the Chairman of the Board, President & Chief Executive Officer of GIANT, and, as of March 14, 1997, he owned 55.2% of the outstanding common stock of GIANT.

     (13) Represents 222,500 shares that Mr. Thompson may purchase pursuant to options.

     (14) Includes 1,902,656 shares which may be acquired by all directors and executive officers as a group pursuant to stock options and warrants.

     (15) The address of Burt Sugarman and GIANT is 9000 Sunset Boulevard, Los Angeles, California 90069.

     (16) The address of Mr. Foley and Fidelity is 17911 Von Karman Avenue, Irvine, California 92714.

     (17) Includes 1,663,101 shares owned directly and 346,687 shares underlying currently exercisable warrants.

     (18) The address of CKE is 1200 North Harbor Boulevard, Anaheim, California 92801.

     (19) Includes 3,752,527 shares owned directly and 775,488 shares underlying currently exercisable warrants.

     (20) The address of Travelers Group, Inc. is 388 Greenwich Street, New York, New York 10013.

     (21) Includes 1,016,787 shares underlying currently exercisable warrants.

Item 13. Certain Relationships and Related Transactions

     "Item 10. Executive Compensation - Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            RALLY'S HAMBURGERS, INC.
Date:  April 28, 1997

                              By:           /s/ Mark A. Noltemeyer
                                   --------------------------------------
                                            Mark A. Noltemeyer
                                        Senior Vice President, Finance