Form 10-Q
period 1997-03-30
RALLYS HAMBURGERS INC
filed 1997-05-14
CIK 854873

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 30, 1997

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

                             Yes  X           No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                 CLASS - Common stock, Par value $.10 per share

                 OUTSTANDING AT MAY 5, 1997 - 20,826,002 shares



                    RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES

                                      INDEX


PART I.      Financial Information                                                                           PAGE NO.

             ITEM 1.                    Consolidated Financial Statements

                                        Consolidated Balance Sheets as of December 29, 1996 and March 30,
                                        1997 (Unaudited)                                                        2

                                        Consolidated Statements of Operations (Unaudited) for the
                                        Quarters Ended March 31, 1996 and March 30, 1997                        3

                                        Consolidated Statements of Cash Flows (Unaudited) for the
                                        Quarters Ended March 31, 1996 and March 30, 1997                        4

                                        Notes to Consolidated Financial Statements (Unaudited)                  5

             ITEM 2.                    Management's Discussion and Analysis of Financial Condition and
                                        Results of Operations                                                   12

PART II.     Other Information

             ITEM 1.                    Legal Proceedings                                                       17

             ITEM 6.                    Exhibits and Reports on Form 8-K                                        17

SIGNATURES                                                                                                      18

             EXHIBIT 27                 Financial Data Schedule (for SEC use only)                              19

PART I.           FINANCIAL INFORMATION

ITEM 1.           Consolidated Financial Statements

                                        RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                       AS OF  DECEMBER  29, 1996 AND MARCH 30,1997
                                    (In  thousands,  except shares and per share amounts)

                                                                                                                  (UNAUDITED)
                                                                                               DECEMBER 29,         MARCH 30,
                                                                                                  1996                1997
                                                                                             ----------------   -----------------
ASSETS
Current assets:
   Cash and cash equivalents                                                                 $     2,285        $     3,244
   Restricted cash                                                                                 1,649               1,413
   Investments                                                                                     1,958               1,790
   Royalties receivable, net of reserve for doubtful accounts of $1,405 and $1,563
     at December 29, 1996 and March 30, 1997, respectively                                           437                 421
   Accounts and other receivables, including $565 and $831 from related parties at
     December 29, 1996 and March 30, 1997, respectively, net of reserve for doubtful
     accounts of $301 and $299 at December 29, 1996 and March 30, 1997, respectively               1,698               1,790
   Inventory, at lower of cost or market                                                             794                 787
   Current portion of notes receivable, including $40 from related parties at
     December 29, 1996 and March 30, 1997, net of reserve for doubtful accounts of
      $130 and $83 at December 29, 1996 and March 30, 1997, respectively                              76                  90
   Prepaid expenses and other current assets                                                         999               1,016
   Assets held for sale                                                                              596                 244
                                                                                             ----------------   -----------------
         Total current assets                                                                     10,492              10,795
Assets held for sale                                                                               1,426               1,176
Property and equipment, at historical cost, less accumulated depreciation of $39,188
   and $40,465 at December 29, 1996 and March 30, 1997, respectively                              69,806              69,673
Notes receivable, less current portion, including $87 and $79 from related parties at December 29, 1996 and March 30, 1997, respectively, net of reserve for doubtful
   accounts of $723 and $423 at December 29, 1996 and March 30, 1997, respectively                   697                 596
Goodwill, less accumulated amortization of $2,243 and $2,386 at December 29, 1996
   and March 30, 1997, respectively                                                               10,482              10,339
Reacquired franchise and territory rights, less accumulated amortization of $1,984
   and $2,204 at December 29, 1996 and March 30, 1997, respectively                               11,439              11,219
Other intangibles, less accumulated amortization of $2,459 and $2,579 at
   December 29, 1996 and March 30, 1997, respectively                                              4,769               4,649
Other assets, less accumulated amortization of $1,101 and $1,176 at December 29,
   1996 and March 30, 1997, respectively                                                           3,147               2,871
                                                                                             ----------------   -----------------
         Total assets                                                                        $   112,258         $   111,318
                                                                                             ================   =================
LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                                          $     4,884         $     5,166
   Accrued liabilities                                                                            13,600              13,834
   Current maturities of long-term debt and obligations under capital leases                       1,484               1,350
                                                                                             ----------------   -----------------
         Total current liabilities                                                                19,968              20,350
Senior notes, net of discount of $429 and $403 at December 29, 1996 and
   March 30, 1997, respectively                                                                   57,897              57,923
Long-term debt, less current maturities                                                            4,775               4,562
Obligations under capital leases, less current maturities                                          5,408               5,280
Other liabilities                                                                                  4,845               4,511
                                                                                             ----------------   -----------------
         Total liabilities                                                                        92,893              92,626
                                                                                             ----------------   -----------------
Commitments and contingencies (Note 5)
Shareholders' equity:
Preferred stock, $.10 par value, 5,000,000 shares authorized,  no shares issued                     --                  --
Common stock, $.10 par value, 50,000,000 shares authorized, 20,788,000 and
   20,820,214 shares issued at December 29, 1996 and March 30, 1997, respectively                  2,079               2,082
Additional paid-in capital                                                                        71,023              71,299
Less:  Treasury shares, 273,000 at December 29, 1996 and March 30, 1997                           (2,108)             (2,108)
Retained deficit                                                                                 (51,629)            (52,581)
                                                                                             ----------------   -----------------
         Total shareholders' equity                                                               19,365              18,692
                                                                                             ----------------   -----------------
         Total liabilities and shareholders' equity                                          $   112,258         $   111,318
                                                                                             ================   =================

          The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                                       2


                                         RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       (Unaudited)

                                         (In thousands except per share amounts)

                                                                                QUARTERS ENDED
                                                                        MARCH 31,             MARCH 30,
                                                                          1996                  1997
                                                                      --------------        --------------
REVENUES:
   Restaurant sales                                                    $    40,508          $   31,250
   Franchise revenues and fees                                               1,404               1,135
   Owner fee income                                                          -                     210
                                                                      --------------        --------------
                                                                      --------------        --------------
         Total revenues                                                     41,912              32,595
                                                                      --------------        --------------

COSTS AND EXPENSES:
   Restaurant cost of sales                                                 14,801               9,936
   Restaurant operating expenses, exclusive of
     depreciation and amortization and advertising
     and promotion expenses shown separately below                          19,552              13,767
   General and administrative expenses                                       4,660               3,952
   Advertising and promotion expenses                                        2,848               1,354
   Depreciation and amortization                                             2,688               2,288
   Owner expense                                                             -                     300
   Provision for restaurant closures and other                                 732                 (17)
                                                                      --------------        --------------
         Total costs and expenses                                           45,281              31,580
                                                                      --------------        --------------

   Income (loss) from operations                                            (3,369)              1,015
                                                                      --------------        --------------

OTHER INCOME (EXPENSE):
   Interest expense                                                         (2,313)             (1,880)
   Interest income                                                             345                 103
   Other                                                                       (29)                (40)
                                                                      --------------        --------------
         Total other (expense)                                              (1,997)             (1,817)
                                                                      --------------        --------------

Loss before income taxes and
  extraordinary items                                                       (5,366)               (802)

PROVISION (BENEFIT) FOR INCOME TAXES                                        (1,682)                150
                                                                      --------------        --------------

Loss before extraordinary items                                             (3,684)               (952)

EXTRAORDINARY ITEM (net of tax expense of $1,817)                            4,522                 -
                                                                      --------------        --------------

Net income (loss)                                                      $       838          $     (952)
                                                                      ==============        ==============


Earnings (loss) per common share:
   Loss before extraordinary item                                      $       (.24)        $       (.05)
   Extraordinary item                                                           .29                -
                                                                      --------------        --------------

Earnings (loss) per common share                                       $        .05         $       (.05)
                                                                      ==============        ==============

Weighted average shares outstanding                                         15,670              20,538
                                                                      ==============        ==============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                                       3


                              RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 4)
                                             (Unaudited)

                                           (In thousands)
                                                                                                   QUARTERS ENDED
                                                                                            MARCH 31,          MARCH 30,
                                                                                              1996                1997
                                                                                           ------------        -----------
CASH FLOWS PROVIDED FROM (USED IN) OPERATING ACTIVITIES:
   Net income (loss)                                                                       $      838          $   (952)
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
        Depreciation and amortization                                                           2,688             2,597
        Provision for restaurant closures and other                                               732               (17)
        Provision for losses on receivables                                                       159               (43)
        Extraordinary items, before tax expense of $1,817                                      (6,339)               --
                                                         --------------
        Other                                                                                     351               276
        Changes in assets and liabilities, net of effects from business combinations:
          (Increase) decrease in assets:
            Receivables                                                                          (212)             (791)
            Inventory                                                                             148                 7
            Prepaid expenses and other current assets                                            (116)              (35)
            Other assets                                                                         (259)              221
          Increase (decrease) in liabilities:
            Accounts payable, accrued interest and other accrued liabilities                      600               476
            Accrued income taxes                                                                 (111)              (57)
            Other liabilities                                                                    (340)             (334)
                                                                                           ------------        -----------

              Net cash provided by (used in) operating activities                              (1,861)            1,348
                                                                                           ------------        -----------

CASH FLOWS PROVIDED FROM (USED IN) INVESTING ACTIVITIES:
   Decrease in investments                                                                      4,933               168
   Notes receivable                                                                               204               297
   Pre-opening costs                                                                               (1)              (55)
   Capital expenditures                                                                          (311)           (1,073)
   Proceeds from the sale of property and equipment and assets held for sale                    2,621               481
                                                                                           ------------        -----------

              Net cash provided by (used in) investing activities                               7,446              (182)
                                                                                           ------------        -----------

CASH FLOWS PROVIDED FROM (USED IN) FINANCING ACTIVITIES:
   Decrease in restricted cash                                                                    --                236
   Net borrowings on line of credit                                                               500                --
   Principal payments of debt                                                                  (1,624)             (376)
   Senior notes retirement                                                                    (11,053)               --
   Proceeds from the issuance of common stock, net of costs of issuance                            14                32
   Principal payments on capital lease obligations                                               (148)              (99)
                                                                                           ------------        -----------

              Net cash used in financing activities                                           (12,311)             (207)
                                                                                           ------------        -----------

              Net increase (decrease) in cash                                                  (6,726)              959
                                                                                           ------------        -----------

CASH AND CASH EQUIVALENTS, beginning of period                                                  9,494             2,285
                                                                                           ------------        -----------

CASH AND CASH EQUIVALENTS, end of period                                                   $    2,768          $  3,244
                                                                                           ============        ===========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                    RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

            (Tabular dollars in thousands, except per share amounts)



1.   FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, it is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 29, 1996 ("10-K"). Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the 10-K. Forward looking statements contained herein should be read in conjunction with the cautionary statements contained in the 10-K.

     The consolidated financial statements include Rally's Hamburgers, Inc. and its wholly-owned subsidiaries, each of which is described below. Rally's Hamburgers, Inc. and its subsidiaries are collectively referred to herein as the context requires as "Rally's" or the "Company". All significant intercompany accounts and transactions have been eliminated. On March 25, 1997, the Company entered into a letter of intent to merge with Checkers Drive-In Restaurants. See Note 9.

     Rally's is one of the largest chains of double drive-thru restaurants in the United States. At March 30, 1997, the Rally's system included 469 restaurants in 19 states, primarily in the Midwest and the Sunbelt, comprised of 214 Company-owned and operated, 229 franchised restaurants and 26 Company-owned restaurants in Western markets which are operated as Rally's restaurants by CKE Restaurants, Inc. ("CKE"), a significant shareholder of the Company, under an operating agreement which began July 1996. Two additional Company-owned stores covered by the operating agreement have been converted to the Carl's Jr. format and are not included in the above store count. The Company's restaurants offer high quality fast food. The Company primarily serves the drive-thru and take-out segments of the quick-service restaurant industry. The Company opened its first restaurant in January 1985 and began offering franchises in November 1986.

     Rally's Hamburgers, Inc., Rally's of Ohio, Inc., Self Service Drive Thru, Inc. and Hampton Roads Foods, Inc. own and operate Rally's restaurants in various states. Additionally, Rally's Hamburgers, Inc. operates as franchisor of the Rally's brand. Rally's Management, Inc. provides overall corporate management of the Company's businesses. Rally's Finance, Inc. was organized for the purpose of making loans to Rally's franchisees to finance the acquisition of restaurant equipment and modular buildings. RAR, Inc. was organized for the purpose of acquiring and operating a corporate airplane and is currently inactive. The Company's wholly-owned subsidiary, ZDT Corporation, was formed to own the Zipps brand and franchise system. MAC I was organized for the purpose of acquiring a manufacturer of modular buildings and is currently inactive. The manufacturing business was sold in January 1995.

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates when actual transactions anticipated are consummated. In addition, despite management diligence, changes in estimates do and will continue to occur due to changes in available relevant data and consummation of the events and transactions. The statements are prepared on a going concern basis. Certain of the most significant estimates include useful lives assigned to depreciable/amortizable assets, fair value less costs to sell of long-lived assets held for sale, fair value of long-lived assets held for use, future net occupancy costs related to closed/disposable properties, accruals for the Company's self-insured and high deductible insurance programs and disclosures regarding commitments and contingencies.

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly, when read in conjunction with the 10-K, the Company's financial position as of March 30, 1997 and the results of its operations for the fiscal quarters ended March 31, 1996 and March 30, 1997, and cash flows for the fiscal quarters ended March 31, 1996 and March 30, 1997. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128") which is effective for both interim and annual periods ending after December 15, 1997. SFAS 128 replaces the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share" ("APB 15"). Due to the existence of a loss from operations for the quarters ended March 31, 1996 and March 30, 1997, the inclusion of options and warrants result in an antidilutive per share amount. Therefore, for all periods presented, such options and warrants would be excluded from earnings per share calculations under both APB 15 and, on a proforma basis, SFAS 128.

     Certain items have been reclassified in the accompanying consolidated financial statements for prior periods in order to be comparable with the classification adopted for the current period. Such reclassifications had no effect on previously reported net income.

2.   RESTRICTED CASH

     Restricted cash consists of amounts held in various Certificates of Deposit as collateral for Letters of Credit and Automated Clearing House ("ACH") transactions.

3.   INVESTMENTS

     Excess funds have been invested in U.S. Treasury and investment grade corporate debt securities. These securities are deemed as "available-for-sale" under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" and are reported at fair value. Unrealized holding gains and losses, excluding those losses considered to be other than temporary, are reported as a net amount in a separate component of shareholders' equity. There were no unrealized holding gains or losses at December 29, 1996 and March 30, 1997. Provisions for declines in market value are made for losses considered to be other than temporary. No such provision was necessary for any period presented. The market value of the
     portfolio  was   determined   based  on  quoted  market
     prices for these investments. Realized gains or losses from the sale of investments are based on the specific identification method.

     The carrying value is equal to the market value of investments at December 29, 1996 and March 30, 1997 and consists of the following:

          December 29, 1996
          -----------------
          United States government and its agencies    $      500
          Corporate debt instruments                        1,458
                                                       =============
          Total                                        $    1,958
                                                       =============

          March 30, 1997
          --------------
          United States government and its agencies    $      500
          Corporate debt instruments                        1,290
                                                       =============
          Total                                        $    1,790
                                                       =============

     The proceeds from the sale of investments and related gross gains and losses for the quarters ended March 31, 1996 and March 30, 1997 were as follows:

                                                        QUARTERS ENDED
                                                  ----------------------------
                                                    MARCH 31,      MARCH 30,
                                                      1996           1997
                                                  ------------   ------------

          Proceeds from the sale of investments   $    4,933      $     168
          Gross gains realized                            --             --
          Gross losses realized                           --             --

4.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                         QUARTERS ENDED
                                                  ----------------------------
                                                    MARCH 31,      MARCH 30,
                                                      1996           1997
                                                  ------------   -------------

     Interest paid (net of amount capitalized)     $     847      $      330
     Income taxes paid                                   238             173
     Capital lease obligations incurred                  111              --

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

5.   COMMITMENTS AND CONTINGENCIES

     Litigation

     In January and February 1994, two putative class action lawsuits were filed, purportedly on behalf of the stockholders of Rally's in the United States District Court for the Western District of Kentucky, against Rally's, Burt Sugarman and GIANT Group, Ltd. ("GIANT") and certain of Rally's present and former officers and directors and its auditors. The complaints allege defendants violated the Securities Exchange Act of 1934, among other claims, by issuing inaccurate public statements about the Company in order to arbitrarily inflate the price of its common stock. The plaintiffs seek unspecified damages. On April 15, 1994, Rally's filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied Rally's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification; the plaintiffs renewed this motion, and despite opposition by the defendants, the Court granted such motion for class certification on April 16, 1996, certifying a class from July 20, 1992 to September 29, 1993. In October 1995, the plaintiffs filed a motion to disqualify Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP ("Christensen, Miller") as counsel for defendants based on a purported conflict of interest allegedly arising from the representation of multiple defendants as well as Ms. Glaser's position as both a former director of Rally's and a partner in Christensen, Miller. Defendants filed an opposition to the motion, and the motion to disqualify Christensen, Miller was denied. The action was stayed between May 30 and July 31, 1996 to facilitate settlement discussions. One settlement conference has been conducted; no others are currently scheduled. Fact discovery is now set to be completed in late May 1997. No trial date has been scheduled yet. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverages will apply. The defendants deny all wrongdoing and intend to defend themselves vigorously in this matter. Discovery is proceeding. Because these matters are in a preliminary stage, the Company is unable to determine whether a resolution adverse to the Company will have a material effect on its results of operations or financial condition. Accordingly, no provisions for any liabilities that may result upon adjudication have been made in the accompanying financial statements. An estimate of defense costs reimbursable under the Company's directors' and officers' insurance is included in "Other Assets" in the accompanying consolidated financial statements.

     In February 1996, Harbor Finance Partners ("Harbor") commenced a derivative action, purportedly on behalf of Rally's against GIANT and certain of Rally's officers and directors before the Delaware Chancery Court. Harbor named Rally's as a nominal defendant. Harbor claims that the directors and officers of both Rally's and GIANT, along with GIANT, breached their fiduciary duties to the public shareholders of Rally's by causing Rally's to repurchase from GIANT certain Rally's Senior Notes at an inflated price. Harbor seeks "millions of dollars in damages", along with rescission of the repurchase transaction. In the fall of 1996, all defendants moved to dismiss the action. On April 3, 1997, the Chancery Court denied defendants' motions. The Company denies all wrongdoing and intends to vigorously defend the action. It is not possible to predict the outcome of this action at this time.

     Rally's filed a lawsuit on August 12, 1996 against Arkansas Investment Group, Inc. ("AIGI"), a franchisee that currently operates ten Rally's restaurants located in Arkansas. The lawsuit seeks to recover royalties and contributions to the Rally's National Advertising Fund owed by AIGI pursuant to the applicable franchise agreements, which total approximately $540,000 with accrued interest as of March 30, 1997. After falling in arrears on its royalties and advertising fund contributions, Rally's and AIGI negotiated a written agreement to allow AIGI to make payments under a revised payment schedule. AIGI also defaulted on that written obligation. AIGI has filed an Answer and Counterclaim in which it alleges it does not owe the royalties and advertising contributions due to its alleged disagreement with operational and marketing decisions of Rally's and Rally's alleged failure to rebate sums obtained from suppliers. AIGI has asserted causes of action for breach of contract, violation of the Arkansas Franchise Practices Act, unjust enrichment and fraud. The Counterclaim alleges that AIGI has been damaged in excess of approximately $75,000 (the minimum jurisdictional amount for federal court), but no specific amount of damages is identified in the Counterclaim. Rally's denies AIGI's allegations and intends to vigorously defend the Counterclaim. Because the litigation is in a preliminary stage, the Company is unable to determine whether a resolution adverse to the Company will have a material effect on its results of operations or financial condition. Accordingly, no provisions for any liabilities that may result upon adjudication have been made in the accompanying financial statements.

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

     Other Commitments

     The Company is contingently liable on certain franchisee lease/loan commitments totaling approximately $350,000.

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

     During the first quarter of 1996, two additional restaurants, due to their continued poor operating performance, were determined to be impaired, resulting in charges of approximately $754,000 included in the caption, Provision for restaurant closures and other. No additional long-lived assets have been determined to be impaired in the first quarter of 1997. As required by the Standard, the Company will continue to periodically review its assets for impairment where circumstances indicate that such impairment may exist.

8.   REPURCHASE OF SENIOR NOTES

     On January 29, 1996, the Company repurchased, in two transactions, at a price of $678.75 per $1,000 principal amount, $22 million face value of its 9 7/8% Senior Notes due in the year 2000 from GIANT . The price paid in each transaction represented the market closing price on January 26, 1996. The first transaction involved the repurchase of $16 million face value of the Notes for $11.1 million in cash. The second transaction involved the purchase of $6 million face value of Notes in exchange for a $4.1 million short-term note, due in three installments of principal and interest, issued by Rally's. The Company paid the final installment on this note, together with accrued interest thereon, on September 27, 1996. The repurchase resulted in an extraordinary gain, net of tax, of $4.5 million or $.29 per share. An additional $4.7 million face amount of the Senior Notes were retired during the fourth quarter, 1996 at an aggregate gain of $200,000. The remaining outstanding Notes are publicly traded and at March 30, 1997 had a market value of $53.5 million based on the quoted market price for such notes.

     These purchases reduced total interest expense by approximately $329,000 for the first quarter of 1996 and $703,000 for the first quarter of 1997.

9.   PROPOSED MERGER

     On March 25, 1997, the Company announced that it had agreed in principle to a merger transaction pursuant to which the Company will become a wholly owned subsidiary of Checkers Drive-In Restaurants, Inc. ("Checkers"). Under the terms of the letter of intent, each share of Rally's common stock will be converted into three shares of Checkers' common stock upon consummation of the merger. The transaction is subject to negotiation of definitive agreements, receipt of fairness opinions by each party, receipt of stockholder and other required approvals and customary conditions. The Company continues to work through certain conditions that are a requirement of the letter of intent.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company reported a net loss of $952,000 or $.05 per share for the first quarter of 1997, which represents a 74% improvement over the Loss before extraordinary item of $3.7 million or $.24 per share in the prior year first quarter. Net income for the prior year quarter of $838,000 or $.05 per share was attributable to an extraordinary gain, net of tax, of $4.5 million or $.29 per share from the early extinguishment of debt during the quarter, offset by the operating loss noted above.

Total revenues declined 22% quarter to quarter due to fewer Company units in operation, lower same store sales and lower franchise revenues, somewhat offset by the impact of new stores and re-openings. The agreement with CKE Restaurants for operation of the Company's 28 West Coast restaurants was the primary reason for the decline in the number of Company units in operation.

The Company attributes the improved performance over the prior year's first quarter to its sustained reductions in store level costs which were an integral part of its overall turnaround plan. Many of such reductions were initially implemented in the last half of 1996. This improvement was somewhat offset by lower average unit volumes, which decreased leverage of fixed and semivariable costs. Store level profits grew from $619,000 last year to almost $4 million this year, and profit margins improved by 11 percentage points. Additional detail of quarterly comparatives is provided below.

Historically, the Company's first quarter is its lowest volume quarter. The Company's primary challenge continues to be one of improving same store sales trends. The Company's new advertising of its newly adopted brand positioning did not begin in all Company markets until the ninth week of the thirteen-week quarter. Prior to the full rollout, the Company initiated the campaign in three of its markets in December 1996. Management believes that the five weeks "on-air" in the quarter were insufficient to significantly alter the same store sales trends, which remained essentially unchanged from the fourth quarter trends. Company-operated units declined 14% during the quarter, while franchised same store sales declined 8%. Same store sales in the three markets rolled out in December have performed 8% better than the aggregate of all other markets. Management believes this is partially attributable to the timing of the recent increase in price point advertising by major competitors and to the Company's prolonged "off-air" hiatus during the fourth quarter. Management believes that this new positioning provides the best opportunity for the Company to create and defend a profitable brand in a very competitive environment. The Company cannot outspend its much larger competitors who are expected to continue their aggressive price promotions; however, the Company will continue to utilize television advertising of this new positioning on a continuous basis as it makes tactical refinements to stimulate increased consumer trial of its new, higher quality burger products.

As more fully discussed in Note 9 to the accompanying consolidated financial statements, on March 25, 1997, the Company announced that it had agreed in principle to a merger transaction pursuant to which the Company will become a wholly owned subsidiary of Checkers Drive-In Restaurants, Inc. ("Checkers").

During the quarter, the Company opened 5 units, including one unit reopened based on the Company's attainment of improved store level economics. Franchisees have opened 3 units during the quarter and closed 6 units. For 1997, management expects to open a total of 18 Company units, including 3 reopenings, and 20 franchised units.

Results of Operations

Rally's revenues are derived primarily from Company-owned restaurant sales and royalty fees from franchisees. The Company also receives revenues from the award of exclusive rights to develop Rally's restaurants in certain geographic areas (area development fees) and the award of licenses to use the Rally's brand and confidential operating system (franchise fees). Systemwide sales consist of aggregate revenues of Company-owned and franchised restaurants (including CKE-operated). Company revenue also includes payments resulting from an operating agreement with CKE, referred to as Owner fee income in the accompanying consolidated financial statements. Restaurant cost of sales, restaurant operating expenses, depreciation and amortization, and advertising and promotion relate directly to Company-owned and operated restaurants. General and administrative expenses relate to both Company-owned and operated restaurants and franchise operations. Owner expenses relate to CKE-operated restaurants and consist primarily of depreciation and amortization.

The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's consolidated statements of operations and operating data for the periods indicated:

                                                                                         QUARTER ENDED
                                                                                 -------------------------------
                                                                                  MARCH 31,        MARCH 30,
                                                                                     1996             1997
                                                                                 -------------   ---------------
     Restaurant sales                                                                   96.7%           95.9%
     Franchise revenues and fees                                                         3.3             3.5
     Owner fee income                                                                    0.0              .6
                                                                                 -------------   ---------------
                                                                                       100.0%          100.0%
                                                                                 =============   ===============

Costs and expenses
  Restaurant cost of sales (1)                                                          36.5%           31.8%
  Restaurant operating expenses (1)                                                     48.3            44.1
  General and administrative expenses                                                   11.1            12.1
  Advertising and promotion
    expenses (1)                                                                         7.0             4.3
  Depreciation and amortization (1)                                                      6.6             7.3
  Owner expense (2)                                                                     --             142.8%
  Provision for restaurant closures and other                                            1.8            (0.1)
  Income (loss) from operations                                                         (8.0)            3.1
  Total other (expense)                                                                 (4.8)           (5.6)
                                                                                 -------------   ---------------

  Net loss before income taxes and extraordinary items                                 (12.8)           (2.5)

   Net income (loss)                                                                     2.0%           (2.9)%
                                                                                 =============   ===============

Number of restaurants:
  Restaurants open at the beginning of period                                          481             467
                                                                                 -------------   ---------------

  Company restaurants opened (closed or transferred), net during period                 (1)              5
  Franchised restaurants opened (closed or transferred), net during period               2              (3)
                                                                                 -------------   ---------------
  Total restaurants opened (closed or transferred), net during period                    1               2
                                                                                 -------------   ---------------
  Total restaurants open at end of period                                              482             469
                                                                                 =============   ===============

(1)      As a percentage of restaurant sales.
(2)      As a percentage of owner fee income.

Quarter Ended  March 31, 1996 Compared with Quarter Ended March 30, 1997

Systemwide sales decreased 11% to $68.2 million for the quarter compared with $76.6 million a year ago. This decrease is primarily attributable to systemwide same store sales declines of 12%. The decline in same store sales is primarily due to lower quarter to quarter media spending as a result of the timing of the launch of the advertising of the Company's newly adopted Bigger, Better Burgers positioning and the Company's decision not to match the deep discount offers which greatly impacted store margins in the prior year. In the fall of 1996, management decided to limit media spending until work with its new advertising agency on new creative and brand positioning was completed. The new advertising campaigns and enhanced menu offering started in most markets at the end of February, as previously discussed.

Total Company revenues decreased 22% to $32.6 million for the quarter compared with $41.9 million a year ago. Company-owned and operated restaurant sales decreased $9.3 million to $31.3 million due to a 14% decline in same store sales during the quarter and to a decline in revenues of approximately $5 million attributable to the Company's operating agreement with CKE, as discussed in Note 1 to the accompanying consolidated financial statements.

Restaurant cost of sales, as a percentage of sales, decreased to 31.8% for 1997 compared with 36.5% for the comparable quarter of the prior year. This decline is primarily due to the impact of implemented cost reduction strategies and to reduced levels of discounting in the current year quarter. These cost reduction strategies include selective changes in some product and packaging specifications as well as renegotiation of purchase terms and selection of alternative vendors. Management intends to continue to consumer test and implement such cost savings strategies in its stores, where appropriate.

Restaurant operating expenses were 44.1% of sales compared with 48.3% for the comparable quarter of the prior year. The reduction is primarily due to management's cost reduction actions in the labor area and better fixed cost coverage in stores operated by the Company during the current year quarter, primarily the result of the CKE operating agreement covering certain high fixed cost restaurants in Western markets. The identified and implemented changes in staffing levels and labor deployment in certain stores are yielding savings in management and crew labor. Management believes that these cost reduction actions should favorably influence ongoing operating expense performance; however, their impact may be partially offset by expected increases in the minimum wage.

General and administrative expenses were approximately $700,000 lower than the prior year quarter but represented 12.1% of total revenues compared with 11.1% for the comparable quarter of the prior year due to the lower overall revenue levels. This dollar decrease was primarily attributable to the transfer of operational responsibility for certain restaurants in Western markets to CKE, to a reduction in non-restaurant staffing levels, lower levels of bad debts and to a reduction in bonuses payable for the quarter.

Advertising expenses decreased approximately $1.5 million, or 2.7 percentage points, in the first quarter of 1997 compared to the same quarter of 1996 due primarily to fewer weeks "on air" in the current year quarter. The new Bigger, Better Burgers campaign started in most markets at the end of February, ending a lengthy "off-air" period in those markets.

Depreciation and amortization decreased approximately $400,000 in the first quarter of 1997 compared to the same quarter of 1996. This decrease is primarily due to a segregation into Owner expense of depreciation and amortization associated with the CKE-operated properties. See Note 1 to the accompanying consolidated financial statements, for further discussion.

Owner expenses of $300,000 in the first quarter of 1997 represent the Company's segregated ownership cost related to the 28 units operated by CKE. These expenses consist primarily of depreciation and amortization associated with the properties.

Provision for restaurant closures and other of $732,000 in the first quarter of 1996 primarily relates to a charge in the prior year quarter for the estimated impairment of two restaurants under SFAS 121. No additional long-lived assets have been determined to be impaired in the first quarter of 1997.

Interest expense decreased 19% in the first quarter of 1997 to $1.9 million compared to $2.3 million in 1996 primarily due to the early extinguishment of debt during 1996. See Note 8 to the accompanying consolidated financial statements, for further discussion.

Interest income decreased 70% in the first quarter of 1997 to $103,000 compared to $345,000 in 1996, due to lower interest earned on self insurance and other security deposits.

The Company's net tax provision was essentially flat between years and represents state taxes expected to be payable for both years. The Company has continued not recording a benefit for the currently recordable book losses due to uncertainty of their ultimate realizability.

The extraordinary item in the first quarter of 1996 represents the gain recognized, net of taxes, on the early retirement of debt. See Note 8 to the accompanying consolidated financial statements, for further discussion.

Liquidity and Capital Resources

The Company's cash flow provided from operating activities was approximately $1.3 million for the first quarter of 1997 compared with cash flow used in operating activities of approximately $1.9 million for the same period in the prior year. This increase resulted primarily from the higher net income from operations in 1997, adjusted for depreciation, amortization and other non-cash items.

Capital expenditures of approximately $1.1 million for the first quarter of 1997 were funded primarily through operating activities, sales of surplus properties and existing cash balances. Approximately $760,000 of these expenditures were for the construction or conversion of new stores and for the reopening of three units previously closed. Five of these stores opened in the first quarter of 1997, including one unit reopened. Seven additional stores were under construction at March 30, 1997, including two units which were previously closed. Remaining capital expenditures were primarily for the purchase and installation of certain replacement equipment.

The Company plans to open 15 new units in 1997 and reopen 3 units previously closed. Full year capital expenditures are expected to be in the range of approximately $6 million to $8 million, inclusive of replacement capital.

Principal payments of debt and capital leases totaled approximately $475,000 during the first quarter of 1997. The Company is required to make a mandatory sinking fund payment on June 15, 1999 calculated to retire 33 1/3% in aggregate original principal amount of the Senior Notes issued with the balance maturing on June 15, 2000. Such sinking fund requirement, due to debt repurchases in the prior year, is now approximately $1.6 million.

The Company is actively marketing the assets included in the caption "Assets held for sale" in the accompanying consolidated balance sheet and expects realization in cash over the next 3 to 24 months, although actual timing of such cash flows cannot be predicted. The assets contained in this caption are recorded at management's current estimate of fair market value less costs to sell. There can be no assurances that these values will be ultimately realized. Approximately $481,000 was generated during the first quarter of 1997 from the sale of such assets.

During the first quarter, the Company continued to receive funds (approximately $100,000) on land contracts which are the subject of an aggregate amount of approximately $1.8 million of sale/leaseback financing. The interest rate on such facility is approximately 12.5%. The holder of such contracts has been unable, since the end of the quarter, to complete contractual requirements to fund such transactions. Such inability by the holder to fulfill the contracts is not anticipated to impact the Company's overall liquidity in any material respect.

The Company completed its Shareholder Rights Offering on September 20, 1996. The Offering raised over $10.8 million in gross proceeds, offset by legal and other issuance costs of approximately $437,000. In addition to the approximate $10.8 million of gross proceeds provided by the Offering, the Warrants issued as part of the Offering could provide approximately $10.8 million for the Company's future growth. As of March 30, 1997, 4,816,835 Warrants were outstanding. Any proceeds generated from the exercise of such warrants may be used for new store construction, refurbishment of some existing restaurants and for other general corporate purposes, including possible further debt reduction.

On December 20, 1996, the Company issued warrants to purchase an aggregate of 1,500,000 restricted shares of its Common Stock to CKE and Fidelity National Financial, Inc. These warrants have a three-year term and are not exercisable until December 20, 1997. The exercise price is $4.375 per share, the closing price of the Common Stock on December 20, 1996. The underlying shares of Common Stock have not been registered with the Securities and Exchange Commission and, therefore, are not freely tradable. If these warrants are exercised, the Company will receive approximately $6.6 million in additional capital.

The Company believes existing cash balances and cash flow from operations should be sufficient to fund its current operations and obligations. The ability of the Company to satisfy its obligations under the Senior Notes, however, continues to be dependent upon, among other factors, the Company successfully increasing revenues and profits.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings - See Note 5 to Part I, Item 1 which is incorporated herein by reference.

ITEM 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits:

              EXHIBIT NUMBER                DESCRIPTION OF DOCUMENT
             ----------------       --------------------------------------------
                  4.5               Other Debt  Instruments - Copies of debt
                                    instruments for which the related debt is less than 10% of the Company's total assets will be furnished to the Commission upon request.

                 27                 Financial Data Schedule (for SEC use only)

          (b) Reports on Form 8-K:

          There were no Form 8-K reports filed during the first quarter of 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            RALLY'S HAMBURGERS, INC.





Date: May 14, 1997          By:    /s/ Donald E. Doyle
                                 -----------------------------------------------
                                 Donald E. Doyle
                                 President and Chief Executive Officer





Date: May 14, 1997          By:    /s/ Mark A. Noltemeyer
                                 -----------------------------------------------
                                 Mark A. Noltemeyer
                                 Senior Vice President, Finance
                                 (Principal Financial and Accounting Officer)