Form 10-Q
period 1997-06-29
RALLYS HAMBURGERS INC
filed 1997-08-13
CIK 854873

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 1997

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

                OUTSTANDING AT AUGUST 1, 1997 - 20,567,547 shares

                    RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES

                                      INDEX


PART I.   Financial Information                                                                               PAGE NO.

          ITEM 1.   Consolidated Financial Statements

                    Consolidated Balance Sheets as of December 29, 1996 and June 29, 1997 (Unaudited)            2

                    Consolidated Statements of Operations (Unaudited) for the Quarter and Six Months Ended       3
                    June 30, 1996 and June 29, 1997

                    Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended                   4
                    June 30, 1996 and June 29, 1997

                    Notes to Consolidated Financial Statements (Unaudited)                                       5

          ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations       12

PART II.  Other Information

          ITEM 1.   Legal Proceedings                                                                           18

          ITEM 6. Exhibits and Reports on Form 8-K                                                              18

SIGNATURES                                                                                                      19


PART I.           FINANCIAL INFORMATION

ITEM 1.           Consolidated Financial Statements

                                          RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                          AS OF  DECEMBER  29, 1996 AND JUNE 29, 1997
                                          (In  thousands,  except shares and per share amounts)
                                                                                                                   (UNAUDITED)
                                                                                               DECEMBER 29,          JUNE 29,
                                                                                                  1996                 1997
                                                                                             ----------------   -----------------
ASSETS
Current assets:
   Cash and cash equivalents                                                                 $     2,285         $     4,390
   Restricted cash                                                                                 1,649               1,413
   Investments                                                                                     1,958               1,495
   Royalties receivable, net of reserve for doubtful accounts of $1,405 and $939
     at December 29, 1996 and June 29, 1997, respectively                                            437               1,046
   Accounts and other receivables, including $565 and $821 from related parties at
     December 29, 1996 and June 29, 1997, respectively, net of reserve for doubtful accounts
     of $301 and $282 at December 29, 1996 and June 29, 1997, respectively                         1,698               1,446
   Inventory, at lower of cost or market                                                             794                 827
   Prepaid expenses and other current assets                                                         999               1,027
   Assets held for sale                                                                              596                 244
                                                                                             ----------------   -----------------
         Total current assets                                                                     10,416              11,888
Assets held for sale                                                                               1,426               1,076
Property and equipment, at historical cost, less accumulated depreciation of $39,188 and
  $41,990 at December 29, 1996 and June 29, 1997, respectively                                    69,806              69,894
Notes receivable, including $127 and $112  from related parties at December 29, 1996 and
  June 29, 1997, respectively, net of reserve for doubtful accounts of $853 and $659 at
  December 29, 1996 and June 29, 1997, respectively                                                  773                 873
Goodwill, less accumulated amortization of $2,243 and $2,528 at December 29, 1996 and
  June 29, 1997, respectively                                                                     10,482              10,197
Reacquired franchise and territory rights, less accumulated amortization of $1,984 and
  $2,434 at December 29, 1996 and June 29, 1997, respectively                                     11,439              11,032
Other intangibles, less accumulated amortization of $2,459 and $2,696 at December 29,
  1996 and June 29, 1997, respectively                                                             4,769               4,532
Other assets, less accumulated amortization of $1,101 and $1,252 at December 29, 1996 and
  June 29, 1997, respectively                                                                      3,147               2,780
                                                                                             ----------------   -----------------
         Total assets                                                                        $   112,258         $   112,272
                                                                                             ================   =================
LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                                          $     4,884         $     5,999
   Accrued interest and other accrued liabilities                                                 13,600              14,347
   Current maturities of long-term debt and obligations under capital leases                       1,484               1,226
                                                                                             ----------------   -----------------
         Total current liabilities                                                                19,968              21,572
Senior notes, net of discount of $429 and $377 at December 29, 1996 and June 29, 1997,
  respectively                                                                                    57,897              57,949
Long-term debt, less current maturities                                                            4,775               4,383
Obligations under capital leases, less current maturities                                          5,408               5,055
Other liabilities                                                                                  4,845               4,260
                                                                                             ----------------   -----------------
         Total liabilities                                                                        92,893              93,219
                                                                                             ----------------   -----------------
Commitments and contingencies (Note 5)
Shareholders' equity:
Preferred stock, $.10 par value, 5,000,000 shares authorized,  no shares issued                     --                  --
Common stock, $.10 par value, 50,000,000 shares authorized, 20,788,000 and 20,836,000 shares
  issued at December 29, 1996 and June 29, 1997, respectively                                      2,079               2,084
Additional paid-in capital                                                                        71,023              71,566
Less:  Treasury shares, 273,000 at December 29, 1996 and June 29, 1997                            (2,108)             (2,108)
Retained deficit                                                                                 (51,629)            (52,489)
                                                                                             ----------------   -----------------
         Total shareholders' equity                                                               19,365              19,053
                                                                                             ----------------   -----------------
         Total liabilities and shareholders' equity                                          $   112,258         $   112,272
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


                                          RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         (Unaudited)

                                           (In thousands except per share amounts)
                                                               THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                       -----------------------------------      -----------------------------------
                                                         JUNE 30,            JUNE 29,              JUNE 30,            JUNE 29,
                                                           1996                1997                  1996                1997
                                                       --------------     ----------------      ----------------    ---------------

REVENUES:
   Restaurant sales                                    $   45,771          $    36,561           $    86,279         $   67,811
   Franchise revenues and fees                              1,586                1,346                 2,990              2,481
   Owner fee income                                          --                    183                  --                  393
                                                                          ----------------      ----------------    ---------------
                                                       --------------                           ----------------    ---------------
         Total revenues                                    47,357               38,090                89,269             70,685
                                                       --------------     ----------------      ----------------    ---------------

COSTS AND EXPENSES:
   Restaurant cost of sales                                16,064               12,072                30,865             22,008
   Restaurant operating expenses, exclusive of
     depreciation and amortization and advertising
     and promotion expenses shown separately below         19,532               15,064                39,084             28,831
   General and administrative expenses                      4,645                3,205                 9,305              7,157
   Advertising and promotion expenses                       2,067                2,909                 4,915              4,263
   Depreciation and amortization                            2,614                2,236                 5,302              4,524
   Owner expense                                             --                    279                  --                  579
   Provision for restaurant closures and other charges         22                  519                   754                502
                                                       --------------     ----------------      ----------------    ---------------
         Total costs and expenses                          44,944               36,284                90,225             67,864
                                                       --------------     ----------------      ----------------    ---------------

   Income (loss) from operations                            2,413                1,806                  (956)             2,821
                                                       --------------     ----------------      ----------------    ---------------

OTHER INCOME (EXPENSE):
   Interest expense                                        (2,146)              (1,854)               (4,459)            (3,734)
   Interest income                                             34                  264                   379                367
   Other                                                       (4)                  26                   (33)               (14)
                                                       --------------     ----------------      ----------------    ---------------
         Total other (expense)                             (2,116)              (1,564)               (4,113)            (3,381)
                                                       --------------     ----------------      ----------------    ---------------

Income (loss) before income taxes and extraordinary           297                  242                (5,069)              (560)
items

PROVISION (BENEFIT) FOR INCOME TAXES                          186                  150                (1,496)               300
                                                       --------------     ----------------      ----------------    ---------------

Income (loss) before extraordinary items                      111                   92                (3,573)              (860)

EXTRAORDINARY ITEM (net of tax expense of $1,817)            --                   --                   4,522               --
                                                       --------------     ----------------      ----------------    ---------------

Net income (loss)                                      $      111          $        92           $       949         $     (860)
                                                       ==============     ================      ================    ===============

Earnings (loss) per common share:
   Income (loss) before extraordinary item             $     .01           $      --             $    (.23)          $    (.04)
   Extraordinary item                                        --                   --                   .29                 --
                                                       --------------     ----------------      ----------------    ---------------

Earnings (loss) per common share                       $     .01           $      --             $     .06           $    (.04)
                                                       ==============     ================      ================    ===============

Weighted average shares outstanding                        15,934               20,552                15,802             20,545
                                                       ==============     ================      ================    ===============

                                                       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

                              RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 4)
                                             (Unaudited)

                                           (In thousands)
                                                                                                  SIX MONTHS ENDED
                                                                                             JUNE 30,           JUNE 29,
                                                                                               1996               1997
                                                                                           ------------        -----------

CASH FLOWS PROVIDED FROM (USED IN) OPERATING ACTIVITIES:
   Net income (loss)                                                                       $      949          $   (860)
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
        Depreciation and amortization                                                           5,302             5,142
        Provision for restaurant closures and other charges                                       754              (125)
        Provision (benefit) for losses (gains) on receivables                                     372              (350)
        Extraordinary items, before tax expense of $1,817                                      (6,339)              --
        Amortization of compensatory stock options and warrants                                 --                  484
        Other                                                                                     706                29
        Changes in assets and liabilities, net of effects from business combinations:
          (Increase) decrease in assets:
            Receivables                                                                          (234)             (935)
            Inventory                                                                             108               (30)
            Prepaid expenses and other current assets                                              63               (57)
            Other assets                                                                        --                  221
          Increase (decrease) in liabilities:
            Accounts payable, accrued interest and other accrued liabilities                   (1,605)            1,251
            Accrued income taxes                                                                  (22)              (59)
            Other liabilities                                                                    (494)             (557)
                                                                                           ------------        -----------

              Net cash provided by (used in) operating activities                                (440)            4,154
                                                                                           ------------        -----------

CASH FLOWS PROVIDED FROM (USED IN) INVESTING ACTIVITIES:
   Decrease in investments                                                                      4,926               463
   Notes receivable                                                                               318                98
   Pre-opening costs                                                                              (32)             (108)
   Capital expenditures                                                                          (718)           (2,709)
   Proceeds from the sale of property and equipment and assets held for sale                    3,712               783
   Increase in other assets                                                                      (280)              --
                                                                                           ------------        -----------

              Net cash provided by (used in) investing activities                               7,926            (1,473)
                                                                                           ------------        -----------

CASH FLOWS PROVIDED FROM (USED IN) FINANCING ACTIVITIES:
   Decrease in restricted cash                                                                    14                236
   Principal payments of debt                                                                  (2,999)             (679)
   Senior notes retirement                                                                    (11,053)              --
   Proceeds from the issuance of common stock, net of costs of issuance                            28                68
   Principal payments on capital lease obligations                                               (282)             (201)
                                                                                           ------------        -----------

              Net cash used in financing activities                                           (14,292)             (576)
                                                                                           ------------        -----------

              Net increase (decrease) in cash                                                  (6,806)            2,105

CASH AND CASH EQUIVALENTS, beginning of period                                                  8,811             2,285
                                                                                           ------------        -----------

CASH AND CASH EQUIVALENTS, end of period                                                   $    2,005          $  4,390
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

     Rally's is one of the largest chains of double drive-thru restaurants in the United States. At June 29, 1997, the Rally's system included 473 restaurants in 18 states, primarily in the Midwest and the Sunbelt, comprised of 217 Company-owned and operated, 230 franchised restaurants and 26 Company-owned restaurants in Western markets which are operated as Rally's restaurants by CKE Restaurants, Inc. ("CKE"), a significant shareholder of the Company, under an operating agreement which began July 1996. Two additional Company-owned stores covered by the operating agreement have been converted to the Carl's Jr. format and are not included in the above store count. The Company's restaurants offer high quality fast food. The Company primarily serves the drive-thru and take-out segments of the quick-service restaurant industry. The Company opened its first restaurant in January 1985 and began offering franchises in November 1986.

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

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates when actual transactions anticipated are consummated. In addition, despite management diligence, changes in estimates do and will continue to occur due to changes in available relevant data and consummation of the events and transactions. The statements are prepared on a going concern basis. Certain of the most significant estimates include, among other things, useful lives assigned to depreciable/amortizable assets, fair value less costs to sell of long-lived assets held for sale, fair value of long-lived assets held for use, future net occupancy costs related to closed/disposable properties, accruals for the Company's self-insured and high deductible insurance programs and disclosures regarding commitments and contingencies.

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly, when read in conjunction with the 10-K, the Company's financial position as of June 29, 1997 and the results of its operations for the quarter and six months ended June 30, 1996 and June 29, 1997, and cash flows for the six months ended June 30, 1996 and June 29, 1997. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128") which is effective for both interim and annual periods ending after December 15, 1997. SFAS 128 replaces the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share" ("APB 15"). Due to the Company's reported profit/loss positions in the periods presented, the inclusion of options and warrants as required by SFAS 128 result in either an insignificant or an antidilutive impact on all periods presented. Therefore, the adoption of SFAS 128 is expected to have no effect on earnings (loss) per share as reported for the quarters and six months ended June 30, 1996 and June 29, 1997.

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

3.   INVESTMENTS

     Excess funds have been invested in U.S. Treasury and investment grade corporate debt securities. These securities are deemed as "available-for-sale" under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" and are reported at fair value. Unrealized holding gains and losses, excluding those losses considered to be other than temporary, are reported as a net amount in a separate component of shareholders' equity. There were no unrealized holding gains or losses at December 29, 1996 and June 29, 1997. Provisions for declines in market value are made for losses considered to be other than temporary. No such provision was necessary for any period presented. The market value of the
     portfolio  was   determined   based  on  quoted  market
     prices for these investments. Realized gains or losses from the sale of investments are based on the specific identification method.

     The carrying value is equal to the market value of investments at December 29, 1996 and June 29, 1997 and consists of the following:


          December 29, 1996
          -----------------
          United States government and its agencies        $      500
          Corporate debt instruments                            1,458
                                                           =============
          Total                                            $    1,958
                                                           =============

          June 29, 1997
          -------------
          United States government and its agencies        $      500
          Corporate debt instruments                              995
                                                           =============
          Total                                            $    1,495
                                                           =============

     The proceeds from the sale of investments and related gross gains and losses for the quarters ended June 30, 1996 and June 29, 1997 were as follows:

                                                       QUARTERS ENDED                         SIX MONTHS ENDED
                                            --------------------------------------    ---------------------------------
                                                JUNE 30,             JUNE 29,            JUNE 30,          JUNE 29,
                                                  1996                 1997                1996              1997
                                            -----------------    -----------------    ---------------    --------------
         Proceeds from the sale of
            investments                     $        --          $   1,476            $   4,933          $   1,644
         Gross gains realized                        --                   --                  --                --
         Gross losses realized                       --                   --                  --                --

4.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                        SIX MONTHS ENDED
                                                --------------------------------
                                                 JUNE 30, 1996    JUNE 29, 1997
                                                ---------------  ---------------

     Interest paid (net of amount capitalized)    $  4,550         $     3,533
     Income taxes paid                                 342                 331
     Capital lease obligations incurred                111              --

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

5.   COMMITMENTS AND CONTINGENCIES

     Litigation

     In January and February  1994,  two putative  class  action  lawsuits  were filed, on behalf of the shareholders of Rally's in the United States District Court for the Western District of Kentucky, against Rally's, Burt Sugarman and GIANT GROUP, LTD. ("GIANT") and certain of Rally's present and former officers and directors and its auditors. The complaints allege defendants violated the Securities Exchange Act of 1934, as amended, among other claims, by issuing inaccurate public statements about the Company in order to arbitrarily inflate the price of Rally's common stock, and seek unspecified damages, including punitive damages. On April 15, 1994, Rally's filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied Rally's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification; the plaintiffs renewed this motion, and the Court certified the class on April 16, 1996. In October 1995, the plaintiffs filed a motion to disqualify Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP ("Christensen, Miller") as counsel for defendants based on a purported conflict of interest allegedly arising from the representation of multiple defendants, as well as Ms. Glaser's association with Christensen, Miller. That motion was denied on September 19, 1996. The action was stayed briefly between May 30 and June 21, 1996 to facilitate settlement discussions. Two settlement conferences have been conducted; the parties are presently in the process of scheduling a third conference. Fact discovery is now set to be completed in late August 1997. No trial date has been scheduled yet. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverages will apply. Discovery is proceeding. Because these matters are in a preliminary stage, the Company is unable to determine whether a resolution adverse to the Company will have a material effect on its results of operations or financial condition. Accordingly, no provisions for any liabilities that may result upon adjudication have been made in the accompanying financial statements. The defendants deny all wrongdoing and intend to defend themselves vigorously in this matter. An estimate of defense costs reimbursable under the Company's directors' and officers' insurance is included in "Other Assets" in the accompanying consolidated financial statements.

     In February 1996, Harbor Finance Partners ("Harbor") commenced a derivative action, purportedly on behalf of Rally's, against GIANT, Burt Sugarman, David Gotterer and certain of Rally's other officers and directors before the Delaware Chancery Court. Harbor named Rally's as a nominal defendant. Harbor claims that the directors and officers of both Rally's and GIANT, along with GIANT, breached their fiduciary duties to the public shareholders of Rally's by causing Rally's to repurchase certain Rally's Senior Notes at an inflated price. Harbor seeks "millions of dollars" in damages, along with rescission of the repurchase transaction. In the fall of 1996, all defendants moved to dismiss the action. On April 3, 1997, the Chancery Court denied defendants' motions. GIANT and the other defendants deny all wrongdoing and intend to vigorously defend the action. It is not possible to predict the outcome of this action at this time.

     Rally's filed a lawsuit on August 12, 1996 against Arkansas Investment Group, Inc. ("AIGI"), a franchisee that currently operates ten Rally's restaurants located in Arkansas. The lawsuit sought to recover royalties and contributions to the Rally's National Advertising Fund owed by AIGI pursuant to the applicable franchise agreements, which total approximately $540,000 with accrued interest as of March 30, 1997. AIGI filed an Answer and Counterclaim in which it alleged that it did not owe the royalties and advertising contributions due to its alleged disagreement with operational and marketing decisions of Rally's and Rally's alleged failure to rebate sums obtained from suppliers. The Counterclaim alleged that AIGI has been damaged in excess of approximately $75,000 (the minimum jurisdictional amount for federal court), but no specific amount of damages is identified in the Counterclaim. Rally's denied AIGI's allegations. Subsequently, the parties entered into settlement negotiations which resulted in the sale of the market to the Company. The sale closed on July 9, 1997, and the parties have agreed to dismiss the litigation. See Note 10 to the accompanying consolidated financial statements.

     In December 1994, Rally's entered into two franchise agreements with Kader Investments, Inc. ("Kader") for the development and operation of Rally's Hamburgers restaurants in Anaheim, California and Tustin, California. Rally's assisted the franchisee in developing and opening the restaurants. On November 27, 1996, Kader filed a six-count Complaint against Rally's in the California Superior Court for Orange County (Case No. 772257) alleging material misrepresentation, respondent superior, breach of contract, breach of the implied covenant of good faith and fair dealing, fraud and unfair competition. These claims arise out of allegations concerning Rally's offer and sale of two franchises (under a two-store development agreement), and Rally's actions during the term of the agreements. The Complaint seeks as relief rescission of the parties' franchise and development agreements; general damages of at least $1,494,277 and $1,400,000 for the material misrepresentation and fraud counts, respectively; general damages in unspecified amounts as to the other counts; punitive damages in unspecified amounts; and attorneys' fees. Rally's filed an Answer, and has filed a Cross-Complaint alleging breach of contract. The court has permitted the parties to hold discovery in abeyance for a short period pending settlement discussions. Rally's is currently attempting to settle the claim. However, the outcome of such settlement discussions is uncertain at this time. Should discussions not result in a settlement, Rally's intends to vigorously defend against the claims. Trial has been set for October 27, 1997. Because the litigation is in a preliminary stage, the Company is unable to determine whether a resolution adverse to the Company will have a material effect on its results of operations or financial condition. Accordingly, no provisions for any liabilities that may result upon adjudication have been made in the accompanying financial statements.

     The Company is involved in other litigation matters incidental to its business. With respect to such other suits, management does not believe the litigation in which it is involved will have a material effect upon its results of operation or financial condition.

     Other Commitments

     The Company is contingently liable on certain franchisee lease/loan commitments totaling approximately $331,000.

     The Company, from time to time, negotiates purchase contracts for certain items used in its restaurants in the normal course of business. Although some of these contracts contain minimum purchase quantities, such quantities do not exceed expected usage over the term of such agreements.

6.   ASSETS HELD FOR SALE

     Assets held for sale include land and modular buildings idled by the prior years' slowdowns in the Company's expansion plans and land associated with the closure of stores. The Company has recorded, in prior years, significant charges resulting from restructurings, other restaurant closings and certain other charges more fully discussed in the 10-K.

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

     The $754,000 charge for the six months ended June 30, 1996 included in the caption, "Provision for restaurant closures and other charges," relates primarily to two additional restaurants which were determined to be impaired in 1996. No additional long-lived assets have been determined to be impaired in 1997. As required by the Standard, the Company will continue to periodically review its assets for impairment where circumstances indicate that such impairment may exist.

8.   REPURCHASE OF SENIOR NOTES

     On January 29, 1996, the Company repurchased, in two transactions, at a price of $678.75 per $1,000 principal amount, $22 million face value of its 9 7/8% Senior Notes due in the year 2000 from GIANT. The price paid in each transaction represented the market closing price on January 26, 1996. The first transaction involved the repurchase of $16 million face value of the Notes for $11.1 million in cash. The second transaction involved the purchase of $6 million face value of Notes in exchange for a $4.1 million short-term note, due in three installments of principal and interest, issued by Rally's. The Company paid the final installment on this note, together with accrued interest thereon, on September 27, 1996. The repurchase resulted in an extraordinary gain, net of tax, of $4.5 million or $.29 per share. An additional $4.7 million face amount of the Senior Notes were retired during the fourth quarter, 1996 at an aggregate gain of $200,000. The remaining outstanding Notes are publicly traded and at June 29, 1997 had a market value of $54.6 million based on the quoted market price for such notes.

     These purchases reduced total interest expense by approximately $513,000 and $842,000 for the quarter and six months ended June 30, 1996, respectively, and $703,000 and $1.4 million for the quarter and six months ended June 29, 1997, respectively.

9.   PROPOSED MERGER

     On March 25, 1997, the Company announced that it had agreed in principle to a merger transaction pursuant to which the Company would have become a wholly owned subsidiary of Checkers Drive-In Restaurants, Inc. ("Checkers"). On June 16, 1997, the Company and Checkers Drive-In Restaurants, Inc. announced the termination of the proposed merger negotiations. All expenses associated with the planned merger, approximately $222,000, are reflected in the accompanying financial statements and are included in the caption, "Provision for restaurant closures and other charges."

10.  SUBSEQUENT EVENT

     On July 9, 1997, the Company acquired from Arkansas Investment Group, Inc. ("AIGI") (an Arkansas corporation) substantially all the operating assets employed in the operation of AIGI's franchised Rally's restaurants for approximately $2.7 million. The cash disbursed in payment of the purchase price was reduced by certain amounts owed by AIGI to the Company. Actual cash disbursed was $2.2 million. In addition, the Company assumed five of AIGI's ground lease obligations and five of its ground and building lease obligations, and entered into three additional ground leases. AIGI owned and operated a total of ten Rally's restaurants in the Little Rock, Arkansas market. The acquisition of the AIGI operating assets will be accounted for as a purchase. The Company believes that the $2.7 million represents the fair value of the acquired assets and does not expect this acquisition to have a material effect on the Company's financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company reported net income of $92,000 or less than one cent per share for the second quarter of 1997 compared with net income of $111,000 or $.01 per share for the same period of the prior year. For the six months ended June 29, 1997, the Company reported a net loss of $860,000 or $.04 per share compared with net income of $949,000 or $.06 per share for the prior year period.

Total revenues decreased to $38.1 million from $47.4 million in the second quarter of the prior year. Total revenues for the six-month period decreased by 21% to $70.7 million in 1997 compared with $89.3 million in 1996. This decline in revenues for the quarter and for the first half of the year is primarily attributable to 22 fewer Company stores in operation at the end of the second quarter and lower same store sales. The agreement with CKE Restaurants ("CKE") for the operation of the Company's 28 West Coast restaurants was the primary reason for the decline in the number of Company units in operation.

For the six months ended June 29, 1997, the Company reported income from operations of $2.8 million compared with a net loss of $956,000 for the same period of the prior year. The Company attributes this improvement to favorable store level cost performance year to date. Food, paper and labor costs, as a percentage of sales, improved six percentage points in the first half of the year versus the same period of the prior year. Income from operations for the quarter decreased to $1.8 million from $2.4 million in the second quarter of the prior year. This quarter-over-quarter decline is due to (i) higher levels of advertising spending resulting from the relaunch of the brand in Company markets and $405,000 related to a program under which the Company chose to fund incremental franchisee advertising spending during the re-launch and (ii) $222,000 in costs related to terminated merger negotiations with Checkers Drive-In Restaurants, Inc., partially offset by higher bad debt recoveries in the quarter and overall lower general and administrative expenses.

Management believes the Company's primary challenge continues to be one of improving same store sales trends. Changing toward more promotion oriented advertising programs in June resulted in a significant improvement as Company same store sales declined by only 3% versus 17% experienced in April and May. Same store sales again declined at double digit rates in July when the Company was "off-air." Management will continue to fine-tune its marketing program to improve average unit volumes through increased guest traffic, while maintaining margins.

On June 16, 1997, the Company and Checkers Drive-In Restaurants, Inc. announced that merger negotiations had been terminated. The Boards of the combining companies felt that the goodwill that would have been recorded if the merger were accounted for as a "purchase" (versus a "pooling" as anticipated in the letter of intent) would inhibit the value that the post-merger shareholders of the combined entity could reasonably expect to realize, as the amortization of the intangibles was expected to materially offset the expected savings from the synergies created by the merger.

During the quarter, the Company opened four units, including the re-opening of two units based on the Company's attainment of improved store level economics and the acquisition of one unit from a franchisee, and closed one unit. Franchisees opened five units and closed four units, one of which was sold to the Company.

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

The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's consolidated statements of operations and operating data for the periods indicated:

                                                             QUARTER ENDED                   SIX MONTHS ENDED
                                                    --------------------------------  --------------------------------
                                                        JUNE 30         JUNE 29,        JUNE 30,           JUNE 29,
                                                         1996             1997            1996               1997
                                                    ----------------  --------------  --------------    ---------------
Revenues
     Restaurant sales                                      96.7%             96.0%           96.7%             95.9
     Franchise revenues and fees                            3.3               3.5             3.3               3.5
     Owner fee income                                        --               0.5             --                0.6
                                                    ----------------  --------------  --------------    ---------------
                                                          100.0%            100.0%          100.0%            100.0%
                                                    ================  ==============  ==============    ===============
Costs and expenses
  Restaurant cost of sales (1)                             35.1%             33.0%           35.8%             32.5%
  Restaurant operating expenses (1)                        42.7              41.2            45.3              42.5
  General and administrative expenses                       9.8               8.4            10.4              10.1
  Advertising and promotion expenses (1)                    4.5               8.0             5.7               6.3
  Depreciation and amortization (1)                         5.7               6.1             6.2               6.7
  Owner expense (2)                                          --             152.5             --              147.3
  Provision for restaurant closures and other               0.1               1.4             0.8               0.7
  Income (loss) from operations                             5.1               4.7            (1.1)              4.0
  Total other (expense)                                    (4.5)             (4.1)           (4.6)             (4.8)
                                                    ----------------  --------------  --------------    ---------------

  Net loss before income taxes and
    extraordinary items                                     0.6%              0.6%           (5.7)%            (0.8)%

   Net income (loss)                                        0.2               0.2             1.1              (1.2)
                                                    ================  ==============  ==============    ===============

Number of restaurants:
  Restaurants open at the beginning of period             482               469             481               467
                                                    ----------------  --------------  --------------    ---------------

  Company restaurants opened (closed or
     transferred), net during period                        1                 3              --                 8
  Franchised restaurants opened (closed or
     transferred), net during period                        2                 1               4                (2)
                                                    ----------------  --------------  --------------    ---------------

  Total restaurants opened (closed or
     transferred), net during period                        3                 4               4                 6
                                                    ----------------  --------------  --------------    ---------------

  Total restaurants open at end of period                 485               473             485               473
                                                    ================  ==============  ==============    ===============

(1)      As a percentage of restaurant sales.
(2)      As a percentage of owner fee income.

Three Months Ended  June 30, 1996 Compared with Three Months Ended June 29, 1997

Systemwide sales decreased 11% to $77.1 million for the quarter compared with $86.3 million a year ago. This decrease is primarily attributable to twelve fewer stores in operation at the end of the quarter and systemwide same store sales declines of 10%. Systemwide same store sales declines of 3% in June somewhat offset 14% declines in April and May. Management believes that changing toward a more trial oriented advertising approach with a "2 Big Bufords for $3" promotion in late May resulted in the same store sales improvement in June. Management anticipates using this promotion oriented approach during the remainder of the year in order to boost same store sales.

Total Company revenues decreased 20% to $38.1 million for the quarter compared with $47.4 million a year ago. Company-owned restaurant sales decreased $9.2 million to $36.6 million due to a 12% decline in same store sales during the quarter and to a decline of approximately $5.1 million due to the Company's operating agreement with CKE, as discussed in Note 1 to the accompanying consolidated financial statements.

Restaurant cost of sales, as a percentage of sales, decreased to 33.0% for 1997 compared with 35.1% for the comparable quarter of the prior year. This decline is primarily due to the impact of implemented cost reduction strategies and to reduced levels of discounting in the current year quarter. These cost reduction strategies include selective changes in some product and packaging specifications as well as renegotiation of purchase terms and selection of alternative vendors. Management intends to continue to consumer test and implement such cost saving strategies in its stores, where appropriate.

Restaurant operating expenses were 41.2% of sales compared with 42.7% for the comparable quarter of the prior year. The reduction is primarily due to management's cost reduction actions in the labor area and better fixed cost coverage in stores operated by the Company during the current year quarter, primarily the result of the CKE operating agreement covering certain high fixed cost restaurants in Western markets. The identified and implemented changes in staffing levels and labor deployment in certain stores are yielding savings in management and crew labor. Management believes that these cost reduction actions should favorably influence ongoing operating expense performance; however, their impact may be partially offset by recent and upcoming increases in the minimum wage.

General and administrative expenses were lower than 1996 on both a dollar and percentage of revenues basis. This decrease was primarily attributable to the transfer of operational responsibility for certain restaurants in Western markets to CKE, to a reduction in overhead staffing levels, to a reduction in bonuses payable and to lower bad debt expense for the quarter, somewhat offset by the amortization of warrants granted to CKE. See "Liquidity and Capital Resources."

Advertising expenses were higher, on both a dollar and percentage of sales basis, for the second quarter of 1997 compared to the same period in 1996. Advertising spending rose during the quarter to 8% of sales as a result of the acceleration of television spending on repositioning Rally's as THE place for bigger, better burgers.

Depreciation and amortization decreased approximately $400,000 in the second quarter of 1997 compared to the same quarter of 1996. This decrease is primarily due to a segregation into Owner expense of depreciation and amortization associated with the CKE-operated properties.

Owner expenses of approximately $300,000 in the second quarter of 1997 represent the Company's segregated ownership cost related to the 28 units operated by CKE. These expenses consist primarily of depreciation and amortization associated with the properties.

The Provision for restaurant closures and other charges of $519,000 in the second quarter of 1997 resulted primarily from charges of $405,000 and $222,000 for expenses related to a program whereby the Company chose to fund incremental franchisee advertising spending and for expenses associated with the terminated merger negotiations with Checkers Drive-In Restaurants, Inc., respectively. These charges were somewhat offset by a credit of $150,000 resulting from favorable changes in expected recoveries related to surplus properties.

Interest  expense  decreased  $292,000  in the  second  quarter  of 1997 to $1.9 million compared to $2.1 million in 1996 primarily due to the early extinguishment of debt in late January 1996. See Note 8 to the accompanying consolidated financial statements for further discussion.

Interest income increased by $230,000 in the second quarter of 1997 to $264,000, due primarily to increases in the average daily invested amounts and interest on a refund received from the Internal Revenue Service.

The Company's net tax provision was essentially flat between years and represents state taxes expected to be payable for both years. The Company's tax position to not recognize the benefit on currently recordable book losses due to the uncertainty of ultimate realizability remained unchanged.

Six Months Ended  June 30, 1996 Compared with Six Months Ended June 29, 1997

Systemwide sales declined 11% for the first six months of 1997 to $145.3 million compared with $162.9 million a year ago. This decrease is primarily attributable to twelve fewer stores in operation at the end of the second quarter and systemwide same store sales declines of 11%.

Total Company revenues decreased 21% to $70.7 million in 1997 compared with $89.3 million in 1996. Company-owned restaurant sales decreased $18.5 million to $67.8 million due to a 13% decline in same store sales during the first half of 1997 and to a decline of approximately $10.5 million due to the Company's operating agreement with CKE, as discussed in Note 1 to the accompanying consolidated financial statements. Franchise revenues and fees decreased by 17% for the year primarily due to fewer franchise stores in operation and to franchise same store sales declines of 7%.

Restaurant cost of sales, as a percentage of sales, decreased to 32.5% for 1997 compared with 35.8% for 1996. This decline is primarily due to the impact of implemented cost reduction strategies and to reduced levels of discounting in the current year quarter, as discussed above in the quarterly comparison.

Restaurant operating expenses were 42.5% of sales compared with 45.3% for the comparable period of the prior year. See previous discussion above as the decrease is consistent with the quarterly results.

General and administrative expenses were lower than 1996 on both a dollar and percentage of revenues basis. See earlier discussion as the decrease is consistent with the quarterly results.

Advertising expenses were approximately $650,000 lower than the prior year but represented 6.3% of sales compared with 5.7% for the comparable period of the prior year due to lower overall sales levels. This dollar decrease was primarily due to fewer weeks "on air" in the current year, as the Bigger, Better Burger campaign was not rolled out to the majority of the Company's markets until late February.

Depreciation and amortization on a year-to-date basis decreased to $4.5 million compared with $5.3 million for the same period of the prior year. See earlier discussion above as the decrease is consistent with the quarterly results.

Owner expenses of approximately $600,000 for the first six months of 1997 represent the Company's segregated ownership cost related to the 28 units operated by CKE. These expenses consist primarily of depreciation and amortization associated with the properties.

The Provision for restaurant closures and other charges of $502,000 for the first six months of 1997 resulted primarily from charges for expenses related to a program whereby the Company chose to fund incremental franchisee advertising spending and for expenses associated with the terminated merger negotiations with Checkers Drive-In Restaurants, Inc., somewhat offset by a credit resulting from favorable changes in expected recoveries related to surplus properties. The Provision of $754,000 for the comparable period in the prior year relates primarily to a charge for the estimated impairment of two restaurants under SFAS
121. No additional long-lived assets have been determined to be impaired in the first six months of 1997.

Interest expense decreased $725,000 on a year-to-date basis to $3.7 million compared to $4.5 million for the same period in the prior year, consistent with the quarterly results.

Interest income on a year-to-date basis was essentially flat between years.

The Company's total net tax provision (including the tax expense related to the extraordinary gain) was essentially flat between years and represents state taxes expected to be payable for both years. The Company's tax position to not recognize a tax benefit on currently recordable book losses due to the uncertainty of ultimate realizability remained unchanged.

The extraordinary item in the first six months of 1996 represents the gain recognized, net of taxes, on the early retirement of debt. See Note 8 to the accompanying consolidated financial statements, for further discussion.

Liquidity and Capital Resources

The Company's cash flow provided by operating activities was approximately $4.2 million for the first half of 1997 compared with cash flow used in operating activities of approximately $440,000 for the same period in the prior year. This increase resulted primarily from higher net income from operations in 1997 and favorable changes in working capital related primarily to differences in the timing of accounts payable.

Capital expenditures of approximately $2.7 million for the first half of 1997 were funded primarily through operating activities, sales of surplus properties and existing cash balances. Approximately $2 million of these expenditures were for the construction or conversion of new stores and for the reopening of three units previously closed. Eight of these stores opened in the first half of the year, including three units reopened. The Company had three new units under construction at June 29, 1997. Remaining capital expenditures were primarily for the addition of side dining areas for two selected units and the purchase and installation of certain replacement equipment.

The Company plans to open 15 new units in 1997, excluding 3 units previously closed which have been re-opened. Full year capital expenditures are expected to be in the range of approximately $6 to $8 million, inclusive of replacement capital.

Principal payments of debt and capital leases totaled approximately $880,000 during the first six months of 1997. The Company is required to make a mandatory sinking fund payment on June 15, 1999 calculated to retire 33 1/3% in aggregate principal amount of the Senior Notes issued with the balance maturing on June 15, 2000. Such sinking fund requirement, due to debt repurchases in the prior year, is now approximately $1.6 million.

The Company is actively marketing the assets included in the caption "Assets held for sale" in the accompanying consolidated balance sheets and expects realization in cash over the next 3 to 24 months, although actual timing of such cash flows cannot be predicted. The assets contained in this caption are recorded at management's current estimate of net realizable value. There can be no assurances that these values will be realized. Approximately $783,000 in cash was generated during the first six months of 1997 from the sale of such assets.

During the first half of the year, the Company continued to receive funds ($146,000) on land contracts covering four fee properties which are the subject of an aggregate amount of $1.8 million of sale/leaseback financing. The interest rate on such facility is approximately 12.5%. Subsequent to the end of the second quarter, the Company canceled one contract in the amount of $376,000. The holder of the contracts has continued to make payments on the remaining balances. The inability by the holder to fulfill the contracts is not expected to impact the Company's overall liquidity in any material respect.

The Company completed its Shareholder Rights Offering on September 20, 1996. The Offering raised over $10.8 million in gross proceeds, offset by legal and other issuance costs of approximately $437,000. In addition to the approximate $10.8 million of gross proceeds provided by the Offering, the Warrants issued as part of the Offering, exercisable at $2.25, could provide approximately $10.8 million for the Company's future growth, if all warrants are exercised. As of June 29, 1997, 4,814,068 Warrants were outstanding. Any proceeds generated from the exercise of such warrants may be used for new store construction, refurbishment of some existing restaurants and for other general corporate purposes, including possible further debt reduction.

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

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings - See Note 5 to Part I, Item 1 which is incorporated herein by reference.

ITEM 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits:

                EXHIBIT NUMBER                                        DESCRIPTION OF DOCUMENT
               ----------------       ----------------------------------------------------------------------------------
                    4.5               Other Debt  Instruments - Copies of debt  instruments  for which the related debt is  less  than  10% of the  Company's  total  assets  will  be  furnished  to the
                                      Commission upon request.

        (b) Reports on Form 8-K:

            There were no Form 8-K reports filed during the second quarter of 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   RALLY'S HAMBURGERS, INC.





Date: August 13, 1997         By:  /s/ Donald E. Doyle
                              --------------------------------------------------
                                   Donald E. Doyle
                                   President and Chief Executive Officer