Form 10-Q
period 1997-09-28
RALLYS HAMBURGERS INC
filed 1997-11-12
CIK 854873

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 1997

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

                 CLASS - Common stock,  Par value $.10 per share  OUTSTANDING AT
               NOVEMBER 7, 1997 - 20,876,181 shares

                    RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES


                                      INDEX



PART I.     Financial Information                                                                           PAGE NO.
            ITEM 1.       Consolidated Financial Statements

                          Consolidated Balance Sheets as of December 29, 1996 and September                   2
                          28, 1997 (Unaudited)

                          Consolidated Statements of Operations (Unaudited) for the Quarter 3 and Nine Months Ended September 29, 1996
                          and September 28, 1997

                          Consolidated Statements of Cash Flows (Unaudited) for the Nine                      4
                          Months Ended September 29, 1996 and September 28, 1997

                          Notes to Consolidated Financial Statements (Unaudited)                              5

            ITEM 2.       Management's Discussion and Analysis of Financial Condition and                    12
                          Results of Operations

PART II.    Other Information

            ITEM 1.       Legal Proceedings                                                                  19

            ITEM 4.       Submission of Matters to a Vote of Security Holders                                19

            ITEM 6.       Exhibits and Reports on Form 8-K                                                   19

SIGNATURES                                                                                                   20


PART I.           FINANCIAL INFORMATION

ITEM 1.           Consolidated Financial Statements

                    RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    AS  OF  DECEMBER  29,  1996  AND   SEPTEMBER  28,  1997  (In
               thousands, except shares and per share amounts)

                                                                                                                  (UNAUDITED)
                                                                                                DECEMBER 29,     SEPTEMBER 28,
                                                                                                    1996              1997
                                                                                               --------------   -----------------
ASSETS
Current assets:
   Cash and cash equivalents                                                                   $   2,285         $  3,180
   Restricted cash                                                                                 1,649            1,413
   Investments                                                                                     1,958            1,732
   Royalties receivable, net of reserve for doubtful accounts of $1,405 and $944 at
     December 29, 1996 and September 28, 1997, respectively                                          437              528
   Accounts and other receivables, including $565 and $789 from related parties at
     December 29, 1996 and September 28, 1997, respectively, net of reserve for doubtful
     accounts of $301 and $316 at December 29, 1996 and September 28, 1997, respectively           1,698            1,334
   Inventory, at lower of cost or market                                                             794              848
   Prepaid expenses and other current assets                                                         999            1,096
   Assets held for sale                                                                              596              244
                                                                                               --------------    ------------
         Total current assets                                                                     10,416           10,375
Assets held for sale                                                                               1,426            1,076
Property and equipment, at historical cost, less accumulated depreciation of $39,188 and
     $43,190 at December 29, 1996 and September 28, 1997, respectively                            69,806           68,861
Notes receivable, including $127 and $0  from related parties at December 29, 1996 and
     September 28, 1997, respectively, net of reserve for doubtful accounts of $853 and $654
     at December 29, 1996 and September 28, 1997, respectively                                       773            1,018
Goodwill, less accumulated amortization of $2,243 and $2,669 at December 29, 1996 and
     September 28, 1997, respectively                                                             10,482           10,055
Reacquired franchise and territory rights, less accumulated amortization of $1,984 and
     $2,711 at December 29, 1996 and September 28, 1997, respectively                             11,439           13,038
Other intangibles, less accumulated amortization of $2,459 and $2,822  at December 29, 1996
     and September 28, 1997, respectively                                                          4,769            4,406
Other assets, less accumulated amortization of $1,101 and $1,320 at December 29, 1996 and
     September 28, 1997, respectively                                                              3,147            2,688
                                                                                               -------------- --------------
         Total assets                                                                          $ 112,258      $   111,517
                                                                                               ============== ==============
LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                                            $   4,884      $     5,842
   Accrued interest and other accrued liabilities                                                 13,600           14,839
   Current maturities of long-term debt and obligations under capital leases                       1,484            1,202
                                                                                               -------------- --------------
         Total current liabilities                                                                19,968           21,883
Senior notes, net of discount of $429 and $349 at December 29, 1996 and September 28, 1997,       57,897           57,977
  respectively
Long-term debt, less current maturities                                                            4,775            4,201
Obligations under capital leases, less current maturities                                          5,408            5,336
Other liabilities                                                                                  4,845            3,941
                                                                                               -------------- --------------
         Total liabilities                                                                        92,893           93,338
                                                                                               -------------- --------------
Commitments and contingencies (Note 6)
Shareholders' equity:
Preferred stock, $.10 par value, 5,000,000 shares authorized,  no shares issued                     --                --
Common stock, $.10 par value, 50,000,000 shares authorized, 20,788,000 and 20,847,000 shares
     issued at December 29, 1996 and September 28, 1997, respectively                              2,079            2,085
Additional paid-in capital                                                                        71,023           71,839
Less:  Treasury shares, 273,000 at December 29, 1996 and September 28, 1997                       (2,108)          (2,108)
Retained deficit                                                                                 (51,629)         (53,637)
                                                                                               -------------- --------------
         Total shareholders' equity                                                               19,365           18,179
                                                                                               -------------- --------------
         Total liabilities and shareholders' equity                                            $ 112,258      $   111,517
                                                                                               ============== ==============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                    RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                    (In thousands, except per share amounts)

                                                                   QUARTERS ENDED                         NINE MONTHS ENDED
                                                        -------------------------------------   ------------------------------------
                                                          SEPTEMBER 29,      SEPTEMBER 28,        SEPTEMBER 29,       SEPTEMBER 28,
                                                              1996                1997                1996                1997
                                                        ------------------  -----------------   ------------------  ----------------

REVENUES:
   Restaurant sales                                     $   37,081           $    37,146         $   123,360         $  104,957
   Franchise revenues and fees                               1,489                 1,199               4,479              3,680
   Owner fee income                                            211                   177                 211                570
                                                        ------------------  -----------------    -----------------  ----------------
         Total revenues                                     38,781                38,522             128,050            109,207
                                                        ------------------  -----------------    -----------------  ----------------

COSTS AND EXPENSES:
   Restaurant cost of sales                                 12,188                12,326              43,053             34,334
   Restaurant operating expenses, exclusive of
     depreciation and amortization and advertising
     and promotion expenses shown separately below          16,405                15,857              55,489             44,688
   General and administrative expenses                       3,696                 4,149              13,001             11,306
   Advertising and promotion expenses                        1,465                 2,934               6,380              7,197
   Depreciation and amortization                             2,318                 2,357               7,620              6,881
   Owner expense                                               322                   279                 322                858
   Provision for restaurant closures and other charges        (245)                   77                 509                579
                                                        ------------------  -----------------    -----------------  ----------------
         Total costs and expenses                           36,149                37,979             126,374            105,843
                                                        ------------------  -----------------    -----------------  ----------------

   Income from operations                                    2,632                   543               1,676              3,364
                                                        ------------------  -----------------    -----------------  ----------------

OTHER INCOME (EXPENSE):
   Interest expense                                         (2,053)               (1,844)             (6,512)            (5,578)
   Interest income                                              23                   252                 402                619
   Other                                                        12                    16                 (21)                 2
                                                        ------------------  -----------------    -----------------  ----------------
         Total other (expense)                              (2,018)               (1,576)             (6,131)            (4,957)
                                                        ------------------  -----------------    -----------------  ----------------

Income (loss) before income taxes and extraordinary            614                (1,033)             (4,455)            (1,593)
items

PROVISION (BENEFIT) FOR INCOME TAXES                           502                   115                (994)               415
                                                        ------------------  -----------------    -----------------  ----------------

Income (loss) before extraordinary items                       112                (1,148)             (3,461)            (2,008)

EXTRAORDINARY ITEM (net of tax benefit of $302 and tax
expense of $1,515 for the 1996 quarter and nine months
ended, respectively)                                           302                  --                 4,824                 --
                                                        ------------------  -----------------    -----------------  ----------------

Net income (loss)                                       $      414           $    (1,148)        $     1,363         $   (2,008)
                                                        ==================  =================    =================  ================

Earnings (loss) per common share:
   Income (loss) before extraordinary item              $      0.01          $     (.06)         $     (0.22)        $     (0.10)
   Extraordinary item                                          0.02                 --                  0.31                 --
                                                        ------------------  -----------------    -----------------  ----------------

Earnings (loss) per common share                        $      0.03          $     (.06)         $      0.09         $     (0.10)
                                                        ==================  =================    =================  ================

Weighted average shares outstanding                         15,896                20,565              15,833             20,552
                                                        ==================  =================    =================  ================


          The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                    RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 5)
                                   (Unaudited)

                                 (In thousands)

                                                                                                   NINE MONTHS ENDED
                                                                                           SEPTEMBER 29,        SEPTEMBER 28,
                                                                                                1996                1997
                                                                                          -----------------    ----------------

CASH FLOWS PROVIDED FROM (USED IN) OPERATING ACTIVITIES:
   Net income (loss)                                                                      $    1,363           $ (2,008)
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
        Depreciation and amortization                                                          7,940              7,808
        Provision for restaurant closures and other charges                                      509                579
        Provision (benefit) for losses (gains) on receivables                                    548               (440)
        Extraordinary items, before tax expense of $1,515                                     (6,339)               --
        Amortization of compensatory stock options and warrants                                  --                 725
        Other                                                                                    913               (283)
        Changes in assets and liabilities, net of effects from business combinations:
          (Increase) decrease in assets:
            Receivables                                                                         (597)              (210)
            Inventory                                                                            285                (51)
            Prepaid expenses and other current assets                                             69               (124)
            Other assets                                                                       (157)                221
          Increase (decrease) in liabilities:
            Accounts payable, accrued interest and other accrued liabilities                  (4,391)             1,675
            Accrued income taxes                                                                  57                (22)
            Other liabilities                                                                 (1,080)              (994)
                                                                                          -----------------    ----------------

              Net cash (used in)  provided by operating activities                              (880)             6,876
                                                                                          -----------------    ----------------

CASH FLOWS PROVIDED FROM (USED IN) INVESTING ACTIVITIES:
   Decrease in investments                                                                     4,933                226
   Notes receivable                                                                              362                183
   Pre-opening costs                                                                             (74)              (196)
   Capital expenditures                                                                       (1,321)            (4,368)
   Proceeds from the sale of property and equipment and assets held for sale                   3,903              1,197
   Acquisition of a market, net of cash acquired                                                 --              (2,172)
                                                                                            ---------------      --------------

              Net cash provided by (used in) investing activities                              7,803             (5,130)
                                                                                          -----------------    ----------------

CASH FLOWS PROVIDED FROM (USED IN) FINANCING ACTIVITIES:
   Decrease in restricted cash                                                                   14                 236
   Principal payments of debt                                                                 (5,436)              (882)
   Senior notes retirement                                                                   (11,053)               --
   Proceeds from the issuance of common stock, net of costs of issuance                       10,442                100
   Principal payments on capital lease obligations                                              (401)              (305)
                                                                                          -----------------    ----------------

              Net cash used in financing activities                                           (6,434)              (851)
                                                                                          -----------------    ----------------

              Net increase in cash                                                               489                895

CASH AND CASH EQUIVALENTS, beginning of period                                                 8,811              2,285
                                                                                          -----------------    ----------------

CASH AND CASH EQUIVALENTS, end of period                                                  $    9,300           $  3,180
                                                                                          =================    ================


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

     Rally's is one of the largest chains of double drive-thru restaurants in the United States. At September 28, 1997, the Rally's system included 481 restaurants in 18 states, primarily in the Midwest and the Sunbelt, comprised of 229 Company-owned and operated restaurants, 226 franchised restaurants and 26 Company-owned restaurants in Western markets which are operated as Rally's restaurants by CKE Restaurants, Inc. ("CKE"), a significant shareholder of the Company, under an operating agreement which began July 1996. Two additional Company-owned stores covered by the operating agreement have been converted to the Carl's Jr. format and are not included in the above store count. The Company's restaurants offer high quality fast food. The Company primarily serves the drive-thru and take-out segments of the quick-service restaurant industry. The Company opened its first restaurant in January 1985 and began offering franchises in November 1986.

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

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly, when read in conjunction with the 10-K, the Company's financial position as of September 28, 1997 and the results of its operations for the quarter and nine months ended September 29, 1996 and September 28, 1997, and cash flows for the nine months ended September 29, 1996 and September 28, 1997. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128") which is effective for both interim and annual periods ending after December 15, 1997. SFAS 128 replaces the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share". Due to the Company's reported net income (loss) positions in the periods presented, the inclusion of options and warrants as required by SFAS 128 result in either an insignificant or an antidilutive impact on all periods presented. Therefore, the adoption of SFAS 128 is expected to have no effect on earnings (loss) per share as reported for the quarters and nine months ended September 29, 1996 and September 28, 1997.

     Certain items have been reclassified in the accompanying consolidated financial statements for prior periods in order to be comparable with the classification adopted for the current period. Such reclassifications had no effect on previously reported net income.

2.   ACQUISITION

     On July 9, 1997, the Company acquired from Arkansas Investment Group, Inc. ("AIGI") (an Arkansas corporation) substantially all the operating assets employed in the operation of AIGI's franchised Rally's restaurants for approximately $2.8 million. The cash disbursed in payment of the purchase price was reduced by certain amounts owed by AIGI to the Company. Actual cash disbursed was approximately $2.2 million. In addition, the Company assumed five of AIGI's ground lease obligations and five of its ground and building lease obligations, and entered into three additional ground leases. AIGI owned and operated a total of ten Rally's restaurants in the Little Rock, Arkansas market. The acquisition of the AIGI operating assets was accounted for as a purchase. The Company believes that the $2.8 million represents the fair value of the acquired assets. The impact on operations of this acquisition was not significant for any of the periods presented, and therefore, proforma amounts are not presented giving effect to this acquisition.

3.   RESTRICTED CASH

     Restricted cash consists of amounts held in various Certificates of Deposit as collateral for Letters of Credit and Automated Clearing House ("ACH") transactions.

4.   INVESTMENTS

     Excess funds have been invested in U.S. Treasury and investment grade corporate debt securities. These securities are deemed as "available-for-sale" under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and are reported at fair value. Unrealized holding gains and losses, excluding those losses considered to be other than temporary, are reported as a net amount in a separate component of shareholders' equity. There were no unrealized holding gains or losses at December 29, 1996 and September 28, 1997. Provisions for declines in market value are made for losses considered to be other than temporary. No such provision was necessary for any period presented. The market value of the portfolio was determined based on quoted market prices for these investments. Realized gains or losses from the sale of investments are based on the specific identification method.

     The carrying value is equal to the market value of investments at December 29, 1996 and September 28, 1997 and consists of the following:

     December 29, 1996
     United  States   government  and  its     $      500
       agencies
     Corporate debt instruments                     1,458
                                               =============
     Total                                     $    1,958
                                               =============

     September 28, 1997
     United  States   government  and  its     $      500
       agencies
     Corporate debt instruments                     1,232
                                               =============
     Total                                     $    1,732
                                               =============

     The proceeds from the sale of investments and related gross gains and losses for the quarters ended September 29, 1996 and September 28, 1997 were as follows:

                                                 QUARTERS ENDED                               NINE MONTHS ENDED
                                   -------------------------------------------    ------------------------------------------
                                      SEPTEMBER 29,          SEPTEMBER 28,          SEPTEMBER 29,          SEPTEMBER 28,
                                          1996                    1997                   1996                   1997
                                   --------------------    -------------------    -------------------    -------------------
         Proceeds from the sale
            of investments         $         --            $        536           $      4,933           $        2,180
         Gross gains realized                --                      --                    --                      --
         Gross losses realized               --                      --                    --                      --

5.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                NINE MONTHS ENDED
                                                  ------------------------------
                                                   SEPTEMBER 29,   SEPTEMBER 28,
                                                     1996              1997
                                                  ---------------  -------------

     Interest paid (net of amount capitalized)     $   5,052        $ 3,822
     Income taxes paid                                   463            401
     Capital lease obligations incurred                  111            386

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

6.   COMMITMENTS AND CONTINGENCIES

     Litigation

     In January and February  1994,  two putative  class  action  lawsuits  were filed, on behalf of the shareholders of Rally's in the United States District Court for the Western District of Kentucky, against Rally's, Burt Sugarman and GIANT GROUP, LTD. ("GIANT") and certain of Rally's present and former officers and directors and its auditors. The complaints allege defendants violated the Securities Exchange Act of 1934, as amended, among other claims, by issuing inaccurate public statements about the Company in order to arbitrarily inflate the price of Rally's Common Stock, and seek unspecified damages, including punitive damages. On April 15, 1994, Rally's filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied Rally's motion to dismiss. Subsequently, the defendants have filed an answer which denies all of the plaintiffs material allegations. In addition, the Court denied plaintiffs' motion for class certification; the plaintiffs renewed this motion, and the Court certified the class on April 16, 1996. In October 1995, the plaintiffs filed a motion to disqualify Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP ("Christensen, Miller") as counsel for defendants based on a purported conflict of interest allegedly arising from the representation of multiple defendants, as well as Ms. Glaser's association with Christensen, Miller. That motion was denied on September 19, 1996. Two settlement conferences have been conducted; and no settlement conferences have been scheduled in the near future. The parties are completing the final phase of facts discovery which should be completed by the end of the year. No trial date has been scheduled yet. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverages will apply. However, the defendants deny all wrongdoing and intend to defend themselves vigorously in this matter. The Company is unable to determine whether a resolution adverse to the Company will have a material effect on its results of operations or financial condition. Accordingly, no provisions for any liabilities that may result upon adjudication have been made in the accompanying financial statements. An estimate of defense costs reimbursable under the Company's directors' and officers' insurance is included in "Other Assets" in the accompanying consolidated financial statements.

     In February 1996, Harbor Finance Partners ("Harbor") commenced a derivative action, purportedly on behalf of Rally's, against GIANT, Burt Sugarman, David Gotterer and certain of Rally's other officers and directors before the Delaware Chancery Court. Harbor named Rally's as a nominal defendant. Harbor claims that the directors and officers of both Rally's and GIANT, along with GIANT, breached their fiduciary duties to the public shareholders of Rally's by causing Rally's to repurchase certain Rally's Senior Notes at an inflated price. Harbor seeks "millions of dollars" in damages, along with rescission of the repurchase transaction. In the fall of 1996, all defendants moved to dismiss the action. On April 3, 1997, the Chancery Court denied defendants' motions. The parties are presently engaged in discovery. GIANT and the other defendants deny all wrongdoing and intend to vigorously defend the action. It is not possible to predict the outcome of this action at this time.

     In December 1994, Rally's entered into two franchise agreements with Kader Investments, Inc. ("Kader") for the development and operation of Rally's Hamburgers restaurants in Anaheim, California and Tustin, California. Rally's assisted the franchisee in developing and opening the restaurants. On November 27, 1996, Kader filed a six-count Complaint against Rally's in the California Superior Court for Orange County (Case No. 772257) alleging among other things, breach of contract, breach of the implied covenant of good faith and fair dealing, fraud and unfair competition. Rally's filed an Answer denying all material allegations, and filed a Cross-Complaint alleging breach of contract. The parties are presently engaged in mediation in an attempt to resolve their dispute. Because of such mediation, the trial date may be delayed beyond its presently scheduled December date. While the Company believes it has meritorious defenses against the suit, it is unable to determine whether a resolution adverse to the Company would have a material effect on its results of operations or financial condition. Accordingly, no provisions for any liabilities have been made in the accompanying financial statements.

     The Company is involved in other litigation matters incidental to its business. With respect to such other suits, management does not believe the litigation in which it is involved will have a material effect upon its results of operations or financial condition.

     Other Commitments

     The Company is contingently liable on certain franchisee lease/loan commitments totaling approximately $311,000.

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

     The $509,000 charge for the nine months ended September 29, 1996 included in the caption, "Provision for restaurant closures and other charges," includes $754,000 relating primarily to two additional restaurants which were determined to be impaired in 1996. No additional long-lived assets have been determined to be impaired in 1997. As required by the Standard, the Company will continue to periodically review its assets for impairment where circumstances indicate that such impairment may exist.

9.   REPURCHASE OF SENIOR NOTES

     On January 29, 1996, the Company repurchased, in two transactions, at a price of $678.75 per $1,000 principal amount, $22 million face value of its 9 7/8% Senior Notes due in the year 2000 from GIANT. The price paid in each transaction represented the market closing price on January 26, 1996. The first transaction involved the repurchase of $16 million face value of the Notes for $11.1 million in cash. The second transaction involved the purchase of $6 million face value of Notes in exchange for a $4.1 million short-term note, due in three installments of principal and interest, issued by Rally's. The Company paid the final installment on this note, together with accrued interest thereon, on September 27, 1996. The repurchase resulted in an extraordinary gain, net of tax, of $4.8 million or $.31 per share. An additional $4.7 million face amount of the Senior Notes were retired during the fourth quarter, 1996 at an aggregate gain of $200,000. The remaining outstanding Notes are publicly traded and at September 28, 1997 had a market value of $55.1 million based on the quoted market price for such notes.

     These purchases reduced total interest expense by approximately $537,000 and $1.4 million for the quarter and nine months ended September 29, 1996, respectively, and $705,000 and $2.1 million for the quarter and nine months ended September 28, 1997, respectively.

10.  PROPOSED EXCHANGE OFFER

     On September 21, 1997, a letter of intent was signed whereby the Company agreed in principle to acquire approximately 19.0 million shares of the Common Stock of Checkers Drive-In Restaurants, Inc. (Checkers) in exchange for Rally's Common Stock and a new series of Rally's Preferred Stock which will be convertible into Rally's Common Stock if such approval is granted by Rally's stockholders. These shares are held of record by CKE Restaurants, Inc., Fidelity National Financial, Inc. and GIANT GROUP, LTD. and certain of its affiliates and related parties. Rally's would become Checkers largest stockholder with approximately 27% of the outstanding Checkers Common Stock. The acquisition is subject to negotiation of definitive agreements, receipt of fairness opinions and other required approvals and customary conditions. Due diligence is proceeding, and the transaction is expected to close in the fourth quarter.

11.  SUBSEQUENT EVENT

     Effective in early November, the Company entered into an employment agreement with James J. Gilllespie where he will serve as Chief Executive Officer. Additionally, William P. Foley, Il has been appointed Chairman of the Board of Rally's. Mr. Foley is also Chairman of Checkers, CKE Restaurants, Inc. and Fidelity National Financial, Inc.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the quarter ended September 28, 1997, the Company reported a net loss of $1.1 million or $.06 per share compared with net income of $414,000 or $.03 per share for the same period of the prior year. Total revenues decreased to $38.5 million from $38.8 million in the prior year due primarily to same store sales declines in both Company-owned and franchised units, partially offset by an increase in equivalent Company-owned units in operation as discussed below.
Income from operations was $543,000 compared to $2.6 million for the third quarter of 1996. The majority of this decrease in operating income is attributable to a $1.5 million increase in advertising expenses during the quarter. The Company has continued the favorable trend in labor costs during the quarter. Sales did not correspondingly increase as expected from the Company's increased advertising spending as advertising expenses increased from 4% to 7.9% of sales.

For the nine months ended September 28, 1997, the Company reported a net loss of $2.0 million or $.10 per share compared with net income of $1.4 million or $.09 per share for the prior year. Total revenues decreased to $109.2 million in 1997 compared with $128.1 million in 1996 due primarily to same store sales declines and fewer stores in operation as discussed in the nine months analysis below. Income from operations was $3.4 million compared to $1.7 million for the prior year. The Company attributes this improvement in operating income to favorable store level cost performance. Food, paper and labor costs improved 4.6%, as a percentage of sales, versus prior year.

Sales continue to be the major challenge confronting the Company in improving bottom line results. Incremental advertising dollars did not increase sales during the quarter and year to date ended September 28, 1997. The Company will be revamping its marketing strategy during the fourth quarter, including the selection of a new advertising agency and evaluation of additional near term promotional opportunities. The Company also plans to expand the testing of a new image design and the adding of inside dining areas to certain stores in the fourth quarter.


During the quarter, the Company opened thirteen units, including the acquisition of the ten-store Arkansas market from a franchisee, and sold one unit to a franchisee. Franchisees opened nine units, including the acquisition of one store from the Company, and closed thirteen units, ten of which were sold to the Company.

Results of Operations

Rally's revenues are derived primarily from Company-owned and operated restaurant sales and royalty fees from franchisees. The Company also receives revenues from the award of exclusive rights to develop Rally's restaurants in certain geographic areas (area development fees) and the award of licenses to use the Rally's brand and confidential operating system (franchise fees). Systemwide sales consist of aggregate revenues of Company-owned and franchised restaurants (including CKE-operated). Company revenue also includes payments resulting from an operating agreement with CKE, referred to as Owner fee income in the accompanying consolidated financial statements. Restaurant cost of sales, restaurant operating expenses, depreciation and amortization, and advertising and promotion relate directly to Company-owned and operated restaurants. General and administrative expenses relate to both Company-owned and operated restaurants and franchise operations. Owner expenses relate to CKE-operated restaurants and consist primarily of depreciation and amortization.

The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's consolidated statements of operations and operating data for the periods indicated:

                                                          QUARTERS ENDED                         NINE MONTHS ENDED
                                             ----------------------------------------- ---------------------------------------
                                               SEPTEMBER 29,         SEPTEMBER 28,       SEPTEMBER 29,       SEPTEMBER 28,
                                                    1996                  1997                1996                1997
                                             -------------------   ------------------- ------------------- -------------------
Revenues
     Restaurant sales                               95.6%                 96.4%               96.3%               96.1%
     Franchise revenues and fees                     3.8                   3.1                 3.5                 3.4
     Owner fee income                                 .6                    .5                  .2                  .5
                                             -------------------   ------------------  ------------------- -------------------
                                                   100.0%                100.0%              100.0%              100.0%
                                             ===================   =================== =================== ===================
Costs and expenses
  Restaurant cost of sales (1)                      32.9%                 33.2%               34.9%               32.7%
  Restaurant operating expenses (1)                 44.2                  42.7                45.0                42.6
  General and administrative expenses                9.5                  10.8                10.2                10.4
  Advertising and promotion expenses (1)             4.0                   7.9                 5.2                 6.9
  Depreciation and amortization (1)                  6.3                   6.4                 6.2                 6.6
  Owner expense (2)                                152.6                 157.6               152.6               150.5
  Provision for restaurant closures and
     other                                           (.6)                   .2                  .4                  .5
  Income from operations                             6.8                   1.4                 1.3                 3.1
  Total other (expense)                             (5.2)                 (4.1)               (4.8)               (4.5)
                                             -------------------   ------------------- ------------------- -------------------

  Net income (loss) before income taxes
    and extraordinary items                          1.6%                 (2.7)%              (3.5)%              (1.5)%
                                             ===================   =================== =================== ===================

Number of restaurants:
  Restaurants open at the beginning of
     period                                        485                   473                 481                 467
                                             -------------------   ------------------- ------------------- -------------------

  Company restaurants opened (closed or
     transferred), net during period                (4)                   12                  (4)                 20
  Franchised restaurants opened (closed or
     transferred), net during period                (4)                   (4)                  0                  (6)
                                             -------------------   ------------------- ------------------- -------------------

  Total restaurants opened (closed or
     transferred), net during period                (8)                    8                  (4)                 14
                                             -------------------   ------------------- ------------------- -------------------

  Total restaurants open at end of period          477                   481                 477                 481
                                             ===================   =================== =================== ===================

(1)      As a percentage of restaurant sales.
(2)      As a percentage of owner fee income.

Three Months Ended September 29, 1996 Compared with Three Months Ended September 28, 1997

Systemwide sales decreased 7% to $75.3 million for the quarter compared with $81.3 million a year ago. This decrease is primarily attributable to systemwide same store sales declines of 9%. Company same store sales declined 7% and franchise same store sales were down 10% for the quarter. Management plans to revamp its marketing strategy during the fourth quarter in order to boost same store sales.

Total Company revenues decreased 1% to $38.5 million for the quarter compared with $38.8 million a year ago. Company-owned and operated restaurant sales increased slightly to $37.2 million for the current year quarter from $37.1 million primarily due to approximately 14 additional equivalent units in operation during the current year quarter, partially offset by same store sales declines of 7%. The increase in equivalent units is primarily attributable to the Company's acquisition of ten Arkansas stores from a franchisee in July 1997. Franchise revenues and fees declined 20% primarily due to same store sales declines of 10% and the sale of the ten-store Arkansas market to the Company in 1997.

Restaurant cost of sales, as a percentage of sales, increased to 33.2% for 1997 compared with 32.9% for the comparable quarter of the prior year. This increase as a percentage of sales is primarily due to lower vendor rebates as a result of reduced usage.

Restaurant operating expenses were 42.7% of sales compared with 44.2% for the comparable quarter of the prior year. This decrease is primarily due to management's cost reduction actions in the labor area and to a favorable change in estimated workers compensation insurance costs during the quarter. Also, previously identified and implemented changes in staffing levels and labor deployment in certain stores are continuing to yield savings in management and crew labor. Management believes that these cost reduction actions should continue to favorably influence ongoing operating expense performance.

General and administrative expenses in the third quarter of 1997, on both a dollar and percentage of revenues basis, were higher than 1996. This increase is primarily attributable to higher training and legal costs and the amortization of warrants granted to CKE in December 1996, partially offset by a reduction in non-restaurant staffing levels and in bonuses payable for the quarter.

Advertising expenses were higher, on both a dollar and percentage of sales basis, for the third quarter of 1997 versus 1996. Advertising spending rose during the quarter to 7.9% of sales as a result of the acceleration of television spending for product promotions versus limited spending of only 4% in 1996. Incremental advertising was not absorbed by the revenue results discussed above.

Depreciation and amortization, on both a dollar and a percentage of revenues basis, was essentially flat between quarters.

Owner expenses of approximately $300,000 for the third quarter of 1997, essentially flat versus 1996, represent the Company's segregated ownership cost related to the 28 units operated by CKE. These expenses consist primarily of depreciation and amortization associated with the properties.

Provision for restaurant closures and other consists of expenses of $77,000 in the third quarter of 1997 and income of $245,000 in the prior year period. The current year charges relate primarily to surplus property writedowns. The income for the prior year quarter is primarily attributable to a $232,000 favorable change in estimate associated with the sale of the assets of the Company's five-store Montgomery, Alabama market during the quarter.

Interest expense decreased 10% in the third quarter of 1997 to $1.8 million compared to $2.0 million in 1996 primarily due to the early extinguishment of debt in the fourth quarter of 1996. See Note 9 to the accompanying consolidated financial statements for further discussion.

Interest income increased by $229,000 in the third quarter of 1997 to $252,000, due primarily to increases in the average daily invested amounts and to interest on an Internal Revenue Service refund related to prior tax years.

In total, excluding the third quarter 1996 tax provision of $302,000 associated with the extraordinary gain, the Company's net tax provision for the prior and current year quarters were $200,000 and $115,000, respectively. These net provisions represent state taxes expected to be payable for both years. The Company's tax status regarding non-recognition of the benefit of currently recordable book losses due to uncertainty of ultimate realization remained unchanged.

The extraordinary item in the third quarter of 1996 is related to a gain recognized, net of taxes, on the early retirement of debt. See Note 9 to the accompanying consolidated financial statements for further discussion.

Nine Months Ended September 29, 1996 Compared with Nine Months Ended September 28, 1997

Systemwide sales declined 13% for the first nine months of 1997 to $220.6 million compared with $254.7 million a year ago. This decrease is primarily attributable to systemwide same store sales declines of 10%.

Total Company revenues decreased 15% to $109.2 million in 1997 compared with $128.1 million in 1996. Company-owned and operated restaurant sales decreased $18.4 million to $105 million primarily due to an 11% decline in same store sales during the first nine months of 1997 and to a decline of approximately $10.5 million due to the Company's operating agreement with CKE, as discussed in
Note 1 to the accompanying consolidated financial statements, somewhat offset by an increase of $1.4 million due to the Company's acquisition of the ten-store Arkansas market as previously discussed. Franchise revenues and fees decreased by 18% for the year primarily due to approximately 11 fewer equivalent units in operation during the period and to franchise same store sales declines of 8%.

Restaurant cost of sales, as a percentage of sales, decreased to 32.7% for 1997 compared with 34.9% for 1996. This decline is primarily due to the impact of implemented cost reduction strategies, partially offset by lower vendor rebates, as discussed above in the quarterly comparison.

Restaurant operating expenses, as a percentage of sales, decreased to 42.6% for 1997 compared with 45% for 1996. This decrease is primarily due to management's cost reduction actions in the labor area and better fixed cost coverage in stores operated by the Company during the current year, primarily the result of the CKE operating agreement covering certain high fixed cost restaurants in Western markets.

General and administrative expenses, as a percentage of revenues, were higher than 1996 primarily due to reduced sales leverage. On a dollar basis, general and administrative expenses decreased 13% to $11.3 million in 1997. This dollar decrease was primarily attributable to the transfer of operational responsibility for certain restaurants in Western markets to CKE, a reduction in non-restaurant staffing levels, a reduction in bonuses payable and lower bad debt expense for the first nine months, partially offset by the amortization of warrants granted to CKE and higher training and legal related costs in the current year quarter, as discussed above.

Advertising expenses were higher, on both a dollar and percentage of sales basis, for 1997 compared to the same period of 1996. See earlier discussion as the increase is consistent with the quarterly results.

Depreciation and amortization on a year-to-date basis decreased to $6.9 million compared with $7.6 million for the same period of the prior year. This decrease is primarily due to a segregation into Owner expense of depreciation and amortization associated with the CKE-operated properties.

Owner expenses of approximately $900,000 in 1997 represent the Company's segregated ownership cost related to the 28 units operated by CKE. These units were operated by CKE for only the last three months of the prior nine-month period resulting in Owner expenses of approximately $300,000 for 1996. These expenses consist primarily of depreciation and amortization associated with the properties.

The Provision for restaurant closures and other of $579,000 for the first nine months of 1997 resulted primarily from charges for expenses of matching incremental franchisee advertising during the second quarter, for expenses associated with the terminated merger negotiations with Checkers Drive-In Restaurants, Inc. and for surplus asset writedowns. The Provision of $509,000 for the comparable period in the prior year relates primarily to a $754,000 charge for the estimated impairment of two restaurants under SFAS 121, partially offset by a $232,000 favorable change in estimate associated with the sale of the assets of the Company's five-store Montgomery market during the third quarter of 1996. No additional long-lived assets have been determined to be impaired under SFAS 121 in the first nine months of 1997.

Interest expense decreased 14% on a year-to-date basis to $5.6 million compared to $6.5 million for the same period in the prior year primarily due to the early extinguishment of debt in 1996. See Note 9 to the accompanying consolidated financial statements for further discussion.

Interest income increased from $402,000 in 1996 to $619,000 in 1997. See earlier discussion as the increase is consistent with the quarterly results.

In total, excluding the tax benefit of $1.5 million for the first nine months of 1996 associated with the extraordinary gain, the Company's net tax provision for the prior year and current year periods were $521,000 and $415,000, respectively. These net provisions represent state taxes expected to be payable for both years. The Company's tax status regarding non-recognition of the benefit of currently recordable book losses due to uncertainty of ultimate realization remained unchanged.

The extraordinary item in the first nine months of 1996 represents the gain recognized, net of taxes, on the early retirement of debt. See Note 9 to the accompanying consolidated financial statements for further discussion.

Liquidity and Capital Resources

The Company's cash flow provided by operating activities was approximately $6.9 million for the first nine months of 1997 compared with cash flow used in operating activities of approximately $880,000 for the same period in the prior year. This increase resulted primarily from higher net income from operations in 1997 and favorable changes in working capital related primarily to differences in the timing of accounts payable and higher advertising accruals for the current year period.

Capital expenditures of approximately $4.4 million for the first nine months of 1997 were funded primarily through operating activities, sales of surplus properties and existing cash balances. Approximately $2.8 million of these expenditures were for the construction or conversion of new stores and for the reopening of three units previously closed. Eleven of these stores opened in the first nine months of the year, including three units re-opened. Remaining capital expenditures were for the testing of a new image design and the addition of side-dining areas for selected units and the purchase and installation of certain replacement equipment.

The Company had no new units under construction at September 28, 1997. Two new units are expected to open by the end of the fourth quarter, for a total of ten new units for the year in addition to eleven units acquired from franchisees and the three units re-opened which had been previously closed. In addition, the Company plans to further expand testing of image enhancement and side-dining in selected stores during the fourth quarter. Full year capital expenditures are expected to be in the range of approximately $6 to $7 million, inclusive of replacement capital.

Principal payments of debt and capital leases totaled approximately $1.2 million during the first nine months of 1997. The Company is required to make a mandatory sinking fund payment on June 15, 1999 calculated to retire 33 1/3% in aggregate principal amount of the Senior Notes issued with the balance maturing on June 15, 2000. Such sinking fund requirement, due to debt repurchases in the prior year, is now approximately $1.6 million.

The Company is actively marketing the assets included in the caption "Assets Held for Sale" in the accompanying consolidated balance sheets and expects realization in cash over the next 3 to 24 months, although actual timing of such cash flows cannot be predicted. The assets contained in this caption are recorded at management's current estimate of net realizable value. There can be no assurances that these values will be realized. Approximately $1.2 million was generated during the first nine months of 1997 from the sale of such assets.

In July 1997, the Company completed the acquisition of substantially all the operating assets employed in the operation of ten franchised Rally's restaurants in the Little Rock, Arkansas market. The total purchase price was approximately $2.8 million, of which approximately $2.2 million was paid in cash with the remainder paid in consideration of certain amounts owed by the franchisee to the Company. See Note 2 to the accompanying consolidated financial statements for further discussion.

During the first nine months of the year, the Company received funds of $532,000 completing the sale/leaseback financing on three fee properties which are the subject of an aggregate amount of $1.4 million of sale/leaseback financing. The interest rate on such facility is approximately 12.5%.

The Company completed its Shareholder Rights Offering on September 20, 1996. The Offering raised over $10.8 million in gross proceeds, offset by legal and other issuance costs of approximately $437,000. In addition to the approximate $10.8 million of gross proceeds provided by the Offering, the Warrants issued as part of the Offering, exercisable at $2.25, could provide approximately $10.8 million for the Company's future growth, if all warrants are exercised. As of September 28, 1997, 4,816,835 Warrants were outstanding. Any proceeds generated from the exercise of such warrants may be used for new store construction, refurbishment of some existing restaurants and for other general corporate purposes, including possible further debt reduction.

On December 20, 1996, the Company issued warrants to purchase an aggregate of 1,500,000 restricted shares of its Common Stock to CKE and Fidelity National Financial, Inc. These warrants have a three-year term and are not exercisable until December 20, 1997. The exercise price is $4.375 per share, the closing price of the Common Stock on December 20, 1996. The underlying shares of Common Stock have not been registered with the Securities Exchange Commission and, therefore, are not freely tradable. If these warrants are exercised, the Company will receive approximately $6.6 million in additional capital.

On September 21, 1997, a letter of intent was signed whereby the Company agreed in principle to acquire approximately 19.0 million shares of the Common Stock of Checkers Drive-In Restaurants, Inc. ("Checkers") in exchange for Rally's Common Stock and a new series of Rally's Preferred Stock which will be convertible into Rally's Common Stock if such approval is granted by Rally's stockholders. Upon consummation of the transaction, Rally's would become Checkers' largest stockholder with approximately 27% of the outstanding Checkers' Common Stock. The acquisition is subject to negotiation of definitive agreements, receipt of fairness opinions and other required approvals and other customary conditions. Due diligence is proceeding, and the transaction is expected to close in the fourth quarter.

The Company believes existing cash balances and cash flow from operations should be sufficient to fund its current operations and obligations. The ability of the Company to satisfy its obligations under the Senior Notes, however, continues to be dependent upon, among other factors, the Company successfully increasing revenues and profits.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings - See Note 6 to Part I, Item 1 which is incorporated herein by reference.

ITEM 4.   Submission of Matters to a Vote of Security Holders

          The Company's annual meeting of stockholders was held on August 7, 1997. At the meeting, stockholders elected a board of eight directors and ratified the appointment of Arthur Andersen LLP as the Company's independent auditors.

          Results of the voting in connection with each item were as follows:


             Election of Directors              For             Withheld
          ---------------------------    ------------------   ---------------

          Burt Sugarman                      13,867,360          130,946
          Donald E. Doyle                    13,871,841          126,465
          Terry N. Christensen               13,872,040          126,266
          Willie D. Davis                    13,871,525          126,781
          William P. Foley, II               13,875,691          122,615
          David Gotterer                     13,874,675          123,631
          Ronald B. Maggard                  13,875,841          122,465
          C. Thomas Thompson                 13,874,923          123,383

                                            For         Against     Abstain
                                        ------------  ----------  --------------

          Ratification of accountants    13,905,591     62,416       30,299

ITEM 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

          EXHIBIT NUMBER          DESCRIPTION OF DOCUMENT
          ----------------       -----------------------------------------------

               4.5 Other Debt Instruments - Copies of debt instruments for which the related debt is less than 10% of the Company's total assets will be furnished to the Commission upon request.

              10.17 Employment Agreement between the Company and Anthony Lavely dated August 25, 1997.

              10.18 Employment Agreement between the Company and James J. Gillespie dated, November 10, 1997.

          (b) Reports on Form 8-K:

               There were no Form 8-K reports filed during the third quarter of 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   RALLY'S HAMBURGERS, INC.





   Date: November 5, 1997            By:     /s/ William P. Foley, II
                                             -----------------------------------
                                             William P. Foley, II
                                             Chairman of the Board

                                                                   EXHIBIT 10.17



                              EMPLOYMENT AGREEMENT

     THIS EMPLOYMENT AGREEMENT ("Agreement") is entered into and effective as of 25th day of August, 1997, by and between RALLY'S HAMBURGERS, INC., a Delaware corporation (the "Company") and ANTHONY M. LAVELY ("Lavely").


     RECITALS:

A. Lavely has considerable expertise and experience in marketing goods and services. The Company desires to employ Lavely, and Lavely desires to accept such employment, as the Company's Senior Vice President, Sales and Marketing.

B. The parties hereto desire to enter into this Agreement to establish the terms and conditions of the such employment relationship between Lavely and the Company and to provide that Lavely will not engage in activities that are detrimental to the Company or any of its "Affiliates" (as defined in Section 12.1).

     AGREEMENT:

     NOW, THEREFORE, Lavely and the Company hereby agree as follows:

1. EMPLOYMENT. The Company hereby employs Lavely, effective as of the date hereof, and Lavely accepts employment by the Company and agrees to serve the Company upon the terms and conditions hereinafter set forth.

2. TERM. The term of Lavely's employment under this Agreement shall be the two-year period commencing on the date hereof (the "Term"), unless Lavely's employment is terminated prior to the expiration as provided in Section 6.

3. TITLE. Lavely's position with the Company shall be designated as Senior Vice President, Sales and Marketing.

4. SERVICES. So long as he is employed by the Company, Lavely agrees (a) to devote his full business time and energy to the business and affairs of the Company, (b) to perform his duties as Senior Vice President, Sales and Marketing diligently and to the best of his ability, and not do anything that would be detrimental to the best interests of the Company, (c) to use his best efforts, skill and ability to promote the interests of the Company, and (d) to perform such duties as may be assigned to him by the President or Board of Directors of the Company ("Board").

5. COMPENSATION AND BENEFITS. For all services to be rendered by Lavely during the Term, the Company shall pay compensation and provide benefits to Lavely as follows:

     5.1 Salary. The Company shall pay Lavely an annual salary of $175,000 ("Salary"), which shall be paid in installments consistent with the Company's policies.

     5.2 Bonus. For each full calendar quarter of the Term, commencing with the fourth quarter of calendar year 1997, the Company shall pay Lavely a bonus in an amount equal to (i) ten percent (10%) of Lavely's Salary then in effect, multiplied by (ii) the full percentage point increase in gross sales of the Company's products from the Company's owned restaurants over the corresponding quarter of the preceding calendar year (the "Bonus"). Such Bonus shall be paid within 30 days following the expiration of the calendar quarter for which such Bonus may be earned. In the event Lavely's employment is terminated during the Term, Lavely shall be entitled to receive such Bonus only with respect to the full calendar quarter preceding the date of such termination.

     5.3 Stock Options. Simultaneously with the execution hereof, the Company and Lavely executed and delivered Stock Option Agreements in the form of Exhibit A attached hereto, pursuant to which Lavely was granted options to purchase 100,000 shares of common stock of the Company, pursuant to the terms, provisions and conditions set forth in the Company's 1990 Employee Stock Option Plan.

     5.4 Employee Benefit Plans. Lavely shall be entitled to participate in all employee benefit plans which the Company now maintains or which it may hereafter establish and maintain during the Term for its officer level employees in general. Participation in such plans shall be subject to the same eligibility requirements, and be in accordance with the same terms and conditions, as are applicable to the other officers of the Company.

     5.5  Business  Expenses.   The  Company  shall  reimburse  Lavely  for  all
          reasonable, direct, out-of-pocket ordinary and necessary business expenses incurred by Lavely in the performance of his services hereunder and for which Lavely properly accounts in accordance with the Company's regulations and procedures.

     5.6 Relocation. In connection with Lavely's relocation to Louisville, Kentucky from Lexington, Kentucky, the Company shall pay to Lavely the following:

          (a) The actual and reasonable costs of the transportation of Lavely's household goods from Lexington, Kentucky to Louisville, Kentucky;

          (b) Costs actually expended, not to exceed $1,000 in the aggregate, for required structural, termite, radon and similar inspections of Lavely's present residence;

          (c) Within 10 days following the date hereof, $15,000 to cover any financing costs of a permanent residence in Louisville, Kentucky; and

          (d) Temporary housing costs and storage costs of Lavely's household goods actually expended during the four month period commencing on the date hereof.

Except for the amount described in (c), above, all amounts payable to Lavely hereunder will be paid promptly upon submission by Lavely of supporting documentation. Additionally, all such amounts payable hereunder shall be subject to applicable withholding taxes, to the extent required by law.

     5.7 Business Items. During the Term, the Company, at its expense, will provide to Lavely a pager, computer and a cellular phone; provided, however, that Lavely shall be responsible for and pay or reimburse the Company for any personal use of such cellular phone.

     5.8 Attorney's Fees. Upon submission of appropriate documentation, the Company shall reimburse Lavely for the actual, reasonable costs, not to exceed $2,000, incurred by Lavely with respect to any review of this Agreement prior to the date hereof by Lavely's legal counsel.

6. EVENTS CAUSING TERMINIATION OF EMPLOYMENT. Lavely's employment with the Company shall terminate upon the occurrence of any one of the following events:

     6.1 Causes. Lavely is discharged for "cause," which, for purposes of this Agreement, shall mean:

          (a) the repeated wilful failure by Lavely to perform his duties hereunder or the repeated gross negligence or illegal conduct of Lavely in the performance of such duties;

          (b) the repeated refusal to comply with reasonable and lawful instructions of the President of the Company or the Board;

          (c) Lavely's repeated wilful actions contrary to the Company's interests, as reasonably determined by the Board; or

          (d) the conviction of Lavely of a felony or other crime of moral turpitude.

     6.2 Disability. Lavely is under a "disability" which, for purposes of this Agreement, means a physical or mental condition resulting from injury, disease or mental disorder which, after reasonable accommodation, renders him incapable of performing the services provided hereunder in a manner reasonably satisfactory to the Board and which the Board determines, in the reasonable exercise of its judgment based on competent medical and other evidence, will be of continued and indefinite duration.

     6.3  Death. Lavely dies.

     6.4  Notice. The Company terminates Lavely for any other or no reason.

     6.5 Voluntary Termination by Lavely. Lavely gives notice to the Company that he is terminating his employment hereunder or, without such notice, Lavely terminates his employment hereunder.

7.   BENEFITS UPON TERMINATION OF EMPLOYMENT

     7.1 Termination Without Cause. If Lavely's employment is terminated during the Term pursuant to the provisions of Section 6.4, then the Company shall continue to pay Lavely his installments of Salary then in effect for the longer of the remainder of the Term, or the one year period following the date of such termination; provided, that Lavely shall execute a release of the Company with respect to any and all matters occurring prior to the date of such termination.

     7.2 Other Termination. Except as provided in Section 7.1 above, the Company shall have no obligation to make any payments to Lavely upon any termination of his employment, except for his Salary to the date of such termination and any Bonus earned prior to the date of such termination.

8. COVENANT NOT TO COMPETE. For the period Lavely is employed by the Company, whether during or after the Term, and for a 12-month period thereafter, he will not, directly or indirectly, within any geographic area where the Company or any of its Affiliates conduct their businesses, provide services of the type performed by Lavely hereunder for any business whose primary products are hamburgers, whether for himself, or as an employee, partner, shareholder, director, officer, principal, agent, consultant or in any other relationship or capacity; provided, that the purchase of publicly traded securities of a corporation engaged in such business shall not in itself be deemed violative of this Agreement so long as Lavely does not own, directly or indirectly, more than 1% of the securities of such corporation.

9. DISCLOSURE OF INFORMATION. Lavely agrees that at no time hereafter will he divulge, furnish or make accessible to anyone any confidential information or trade secrets with respect to the customers or business operations of the Company or its Affiliates.

10. SOLICITATION OF EMPLOYEES. Lavely agrees that from and after the date hereof he shall not entice or induce, directly or indirectly, any employee of the Company or any of its Affiliates to leave the employ of the Company or any such Affiliate to work with him or with any person or entity with whom he is or becomes affiliated.

11. CUMLATIVE REMEDIES; ENFORCEABILITY. Lavely agrees that each of the covenants and agreements contained in Sections 10, 11 or 12, taken as a whole, are reasonable in their scope and duration and that he shall not raise any issue of reasonableness of the scope or duration of any covenants or agreements in any proceedings to enforce such covenants and agreements. Lavely agrees that the Company may not be adequately compensated by damages for a breach by Lavely of any of the covenants contained in Sections 10, 11 or 12, and that the Company shall be entitled to injunctive relief and specific performance in addition to all other remedies. If any court shall finally determine that the restraints provided for in Sections 10, 11 or 12 are too broad as to the area, activity or time covered, the area, activity or time covered may be reduced to whatever extent the court deems reasonable and such covenant shall be enforced as to such reduced area, activity or time. The 12 month period referred to in Section 8 shall be extended by any length of time that Lavely is in breach of the covenants set forth in such Section.

12.  MISCELLANEOUS

     12.1 Affiliates. As used herein, the term "Affiliates" shall have the same definition as in Rule 405 of the General Rules and Regulations of the Securities Act of 1933, as amended.

     12.2 Survival. This Agreement shall extend to and be binding upon Lavely, his legal representatives, heirs and assigns, and upon the Company, its successors and assigns.

     12.3 Waiver of Breach. The waiver by the Company of a breach of any provision of this Agreement by Lavely shall not operate or be construed as a waiver of any subsequent breach by Lavely.

     12.4 Entire Agreement; Cancellation of Prior Agreements. This instrument contains the entire agreement of the parties. It may not be changed orally, but only by an amendment in writing signed by the party against whom enforcement is sought. All prior agreements or understandings concerning Lavely's employment by the Company are hereby canceled and declared null and void as of the date hereof, including without limitation, the provisions of that certain offer letter, dated August 18, 1997, from the Company to Lavely.

     12.5 Governing Law. This Agreement shall be governed by, and construed and enforced in accordance with, the laws of the Commonwealth of Kentucky.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the day, month and year first above written.


                                        RALLY'S HAMBURGERS, INC.

                                        By:       /s/  Donald E. Doyle
                                                  ----------------------
                                        Title:    President & CEO

                                                     (the "Company")



                                                  /s/ Anthony M. Lavely
                                                  ----------------------
                                                  ANTHONY M. LAVELY

                                                       ("Lavely")

                                                                   EXHIBIT 10.18



                              EMPLOYMENT AGREEMENT

     THIS EMPLOYMENT AGREEMENT ("Agreement") is effective as of November 10, 1997 (the "Effective Date"), by and among RALLY'S HAMBURGERS, INC., a Kentucky corporation ("Rally's"), CHECKERS DRIVE-IN RESTAURANTS, INC., a Florida
corporation ("Checkers"), and JAY GILLESPIE, an individual (the "Executive"). Rally's and Checkers are sometimes referred to herein singularly as a "Company" and collectively as the "Companies." In consideration of the mutual covenants and agreements set forth herein, the parties hereto agree as follows:

1. Employment and Duties. Subject to the terms and conditions of this Agreement, the Companies each employ the Executive to serve in an executive and managerial capacity as their Chief Executive Officer, and the Executive accepts such employment and agrees to perform such reasonable responsibilities and duties commensurate with the aforesaid positions, as directed by the Boards of Directors of the Companies or as set forth in the Articles of Incorporation and/or the Bylaws of the Companies, for all locations in which the Companies have offices. In addition, the Boards of Directors of each Company, or any appropriate committee of such Board, shall recommend to the shareholders of such Company that Executive be elected to serve as a director on the Board of such Company for each year during the Term (as defined below).

2. Term. The term of employment under this Agreement shall be for a period of two (2) years (the "Term") commencing on the Effective Date, subject to
     termination   pursuant  to  Section  4,   below.   This   Agreement   shall
     automatically be renewed each year for an additional one (1) year term unless the Companies notify the Executive that they are terminating this Agreement prior to November 10th of such year.

3.   Compensation.

     3.1. Annual Salary. During the Term of this Agreement, the Companies shall pay Executive an aggregate minimum base annual salary, before deducting all applicable withholdings, of Two Hundred Eighty-Two Thousand Five Hundred Dollars ($282,500) per year (the "Base Salary"), payable at the times and in the manner dictated by the Companies' standard payroll policies. The Boards of Directors of Checkers and Rally's shall determine how the Base Salary under this Section 3.1 and the Incentive Bonus earned by the Executive under 3.2(a), below shall be allocated between the Companies.

     3.2. Other Compensation and Benefits. During the Term, as additional compensation, the Executive shall be entitled to participate in and receive the following:

          (a) Incentive Bonus. The Executive shall be entitled to participate in the Companies' Incentive Bonus Plan, pursuant to which the Executive shall be entitled to earn up to a maximum of fifty percent (50%) of his Base Salary (the "Incentive Bonus"). The Incentive Bonus will be based on certain performance criteria determined in good faith by the Companies' respective Boards of Directors. The Incentive Bonus shall be pro-rated for any partial employment period. Any Incentive Bonus due for a given year of the term shall be paid no later than April 15th of the following year.

          (b) Benefits. Executive shall be entitled to choose to participate in and receive all benefits under either (i) Rally's or (ii) Checker's employee benefit plans or programs (including, without limitation, medical, dental, disability, and group life), any retirement savings plans or programs (including, without limitation, employee stock purchase plans), and such other perquisites of office as Rally's or Checkers may, from time to time and in their sole discretion, make available generally to employees of similar rank as Executive, subject to such eligibility provisions as may be in effect from time to time.

          (c) Stock Options. Rally's hereby grants to Executive options to purchase 300,000 shares of Rally's Common Stock, in accordance with and pursuant to the terms of Rally's Stock Option Plan (the "Plan"). The exercise price for such options shall be the closing price on the Effective Date of Rally's Common Stock publicly traded on NASDAQ, as stated in the Wall Street Journal. The above described options shall vest and become exercisable in three (3) equal installments of 100,000 shares each on each of the first three (3) anniversaries of the Effective Date. Notwithstanding the above, if the Term is not extended for an addition one (1) year pursuant to Section 2, above, then 200,000 shares of options shall vest and become exercisable on the second anniversary of the Effective Date.

          (d) Moving Expenses/Monthly Stipend. Rally's and/or Checkers, as the Companies so determine, shall pay all of Executive's reasonable moving expenses from Dallas, Texas to the location at which Executive shall initially perform his primary duties hereunder or any subsequent relocation of Executive required by the Companies. In addition, in order to assist Executive with such transition expenses, Rally's and/or Checkers, as the Companies so determine, shall pay Executive the sum of One Thousand Dollars ($1,000) per month commencing on the Effective Date and continuing for the five (5) consecutive months thereafter.

          (e)  Commencement   Bonus.  On  the  Effective  Date,  Rally's  and/or
               Checkers, as the Companies so determine, shall pay Executive a one time commencement bonus of Fifty Thousand Dollars ($50,000).

The Companies shall deduct from all compensation payable under this Agreement to Executive any taxes or withholdings the Companies are required to deduct pursuant to state and Federal laws or by mutual agreement among the parties.

     3.3. Vacation. Executive will be entitled to paid vacation time in accordance with the Companies' personnel policies and procedures made available to the Companies' executive employees of similar rank, as the same may change from time to time, or as otherwise determined by the respective Boards of Directors of the Companies. In addition, Executive shall be entitled to such holidays consistent with the Companies' standard policies or as the Companies' respective Boards of Directors may approve.

     3.4. Expense Reimbursement. In addition to the compensation and benefits provided herein, the Companies shall, upon receipt and approval of appropriate documentation, reimburse Executive each month for his reasonable travel, lodging, entertainment, promotion and other ordinary and necessary business expenses. The arrangement set forth in this Section 3.4 is intended to constitute an accountable plan within the meaning of Section 162 of the Internal Revenue Code, as amended (the "Code") and the accompanying regulations, and the Executive agrees to comply with all reasonable guidelines established by the Companies from time to time to meet the requirements of Section 162 of the Code and the accompanying regulations.

4.   Termination.

     4.1. For Cause. Notwithstanding any other provisions to the contrary contained herein, the Companies may terminate this Agreement immediately for cause upon written notice to the Executive, in which event the Companies shall be obligated to pay the Executive that portion of the Base Salary and the Incentive Bonus, if any, due him through the date of termination. For purposes of this Agreement, "cause" shall mean: (a) material default or other material breach by Executive of Executive's obligations hereunder; (b) the willful and habitual failure by Executive to perform the duties that Executive is required to perform under this Agreement or the Companies' corporate policies, provided such corporate policies have previously been delivered to Executive; or (c) misconduct, dishonesty, insubordination, or other act by Executive that in any way has a direct, substantial and adverse effect on either Company's reputation or their respective relationships with their customers or employees, including, without limitation, (i) use of alcohol or illegal drugs such as to interfere with the Executive's obligations hereunder, (ii) conviction of a felony or of any crime involving moral turpitude or theft, and (iii) material failure by Executive to comply with applicable laws or governmental regulations pertaining to Executive's employment hereunder.

     4.2. Without Cause. Notwithstanding any other provisions to the contrary contained herein, the Companies, on the one hand, and the executive, on the other hand, may terminate this Agreement immediately without cause by giving written notice to the other. If the Companies terminate this Agreement under this Section 4.2, it shall continue to pay to the Executive (i) the Base Salary and (ii) the Incentive Bonus earned by the Executive in the prior year, for the unexpired Term of this Agreement. The amount payable to Executive hereunder shall be paid to the Executive in lump sum or as otherwise directed by the Executive. If the Executive terminates this Agreement under this
          Section 4.2, the Companies shall only be obligated to pay to the Executive the Base Salary due him through the date of termination.

     4.3. Disability. Notwithstanding any other provisions to the contrary contained herein, if the Executive fails to perform his duties hereunder on account of illness or other incapacity for a period of six (6) consecutive months, the Companies shall have the right upon written notice to the Executive to terminate this Agreement, without further obligation, by paying Executive the Base Salary without offset for the remainder of the Term of this Agreement in a lump sum or as otherwise directed by Executive.

     4.4. Death. Notwithstanding any other provisions to the contrary contained herein, if the Executive dies during the Term of this Agreement, this Agreement shall terminate immediately, and the Executive's legal representatives or designated beneficiary shall be entitled to receive the Base Salary to the date of Executive's death in a lump sum or as otherwise directed by Executive's legal representatives or designated beneficiary, whichever the case may be.

     4.5. Termination by Companies Following Change of Control. In the event of a Change of Control (as defined below) of either Company, the Companies shall require any Successor (as defined below) to assume and agree to perform this Agreement in the same manner and to the same extent that such Company would be required to perform if the Change of Control had not occurred. Upon the assumption of this Agreement by the Successor, and its agreement to perform the duties and obligations of such Company hereunder, that Company shall be released from any further liability under this Agreement. As used herein, a "Change of Control" of either Company shall mean the acquisition by a
          "Successor," whether directly or indirectly, by purchase, merger, consolidation or otherwise, of all or substantially all of the common stock, business and/or assets of such Company; provided, however, that a Change of Control shall not be deemed to have occurred as a result of an increased ownership interest in either Company by Carl Karcher Enterprises, Inc. or Fidelity National Financial, Inc., or any of their respective affiliates, or a transfer of any such ownership interests by any such entity to any of its affiliates.

     4.6. Effect of Termination. Termination for any cause shall not constitute a waiver of the Companies' rights under this Agreement as specified in
          Section 6 nor a release of Executive from any obligation hereunder except his obligation to perform his day-to-day duties as an Executive.

5. Non-Delegation of Executive's Rights. The obligations, rights and benefits of Executive hereunder are personal and may not be assigned or transferred in any manner whatsoever, nor are such obligations, rights or benefits subject to involuntary alienation, assignment or transfer.

6.   Covenants of Executive.

     6.1. Confidentiality. Executive acknowledges that in his capacity as an Executive of each Company he will occupy a position of trust and confidence, and he further acknowledges that he will have access to and learn substantial information about each Company and its respective operations that is confidential or not generally known in the industry including, without limitation, information that relates to purchasing, sales, customers, marketing, such Company's financial position and financing arrangements. Executive agrees that all such information is proprietary or confidential or constitutes trade secrets and is the sole property of such Company. Accordingly, during the Executive's employment by each Company and for a period of two (2) years thereafter, Executive will keep confidential, and will not without such Company's permission reproduce, copy or disclose to any other person or firm, any such information or any documents or information relating to such Company's methods, processes, customers, accounts, analyses, systems, charts, programs, procedures, correspondence, or records, or any other documents used or owned by such Company, nor will Executive advise, discuss with or in any way assist any other person or firm in obtaining or learning about any of the items described in this section, either alone or with others, outside the scope of his duties and responsibilities with such Company unless otherwise required by law or court ordered subpoena.

     6.2. Competitive Activities During Employment. Executive agrees that during his employment by the Companies, he will devote substantially all his business time and effort to and give undivided loyalty to the Companies. Executive will not, during his employment by the Companies, engage in any way whatsoever, directly or indirectly, in any business that is competitive with either Company, nor solicit, or in any other manner work for or assist any business which is competitive with either Company. During his employment by the Companies, Executive will undertake no planning for or organization of any business activity competitive with the work he performs as an executive of either Company, and Executive will not, during his employment by the Companies, combine or conspire with any other employee of either Company or any other person for the purpose of organizing any such competitive business activity.

     6.3. Remedy for Breach. Executive acknowledges that the Companies will be irrevocably damaged if all of the provisions of this Section 6 are not specifically enforced. Accordingly, the Executive agrees that, in addition to any other relief to which the Companies may be entitled, the Companies will be entitled to seek and obtain injunctive relief from a court of competent jurisdiction for the purpose of restraining the Executive from any actual or threatened breach of this Section 6. The Executive's obligations under this Section 6 shall survive the Executive's termination of employment with the Companies for the periods of time specified in this Section 6.

7. Return of Documents. Upon termination of this Agreement, Executive shall return immediately to the appropriate Company all records and documents of or pertaining to such Company and shall not make or retain any copy or extract of any such record or document.

8. Improvements and Inventions. Any and all improvements or inventions which Executive may conceive, make or participate in during the period of his employment shall be the sole and exclusive property of the Companies. Executive will, whenever requested by either Company during the period of his employment, execute and deliver any and all documents which such Company shall deem appropriate in order to apply for and obtain patents for improvements or inventions or in order to assign and convey to such Company the sole and exclusive right, title and interest in and to such improvements, inventions, patents or applications.

9.   Miscellaneous.

     9.1. Entire Agreement; Amendment. This Agreement constitutes the entire agreement between the parties with respect to Executive's employment with the Companies and supersedes any and all prior or contemporaneous agreements or understandings, whether oral or written, relating to the such employment. This Agreement may be amended, modified, supplemented, or changed only by a written document signed by all parties to this Agreement.

     9.2. Governing Law and Venue. Any dispute arising exclusively from the relationship between Rally's and the Executive under this Agreement shall be governed by Kentucky law, and venue for any such dispute shall be in Clay County, Kentucky. Any dispute arising exclusively from the relationship between Checkers and the Executive under this Agreement shall be governed by Florida law, and venue for any such dispute shall be in Pinellas County, Florida. Any dispute under this Agreement involving both Companies and the Executive shall be governed either by Kentucky law or Florida law, and venue for any such dispute shall be either in Clay County, Kentucky or Pinellas County, Florida.

     9.3. Attorneys' Fees. In any litigation, arbitration, or other proceeding by which one party either seeks to enforce its rights under this Agreement (whether in contract, tort, or both) or seeks a declaration of any rights or obligations under this Agreement, the prevailing party shall be entitled to recover from the non-prevailing party reasonable attorney fees, together with any costs and expenses, to resolve the dispute and to enforce the final judgment.

     9.4. Severability. If any section, subsection or provision hereof is found for any reason whatsoever to be invalid or inoperative, that section, subsection or provision shall be deemed severable and shall not affect the force and validity of any other provision of this Agreement. If any covenant herein is determined by a court to be overly broad thereby making the covenant unenforceable, the parties agree and it is their desire that such court shall substitute a reasonable judicially enforceable limitation in place of the offensive part of the covenant and that as so modified the covenant shall be as fully enforceable as if set forth herein by the parties themselves in the modified form. The covenants of each Company and the Executive in this Agreement shall each be construed as an agreement independent of any other provision in this Agreement, and the existence of any claim or cause of action of the Executive against either Company or of either Company against the Executive, whether predicated on this Agreement or otherwise, shall not constitute a defense to the enforcement by the Companies or the Executive of the covenants in this Agreement.

     9.5. Notices. Any notice, request, or instruction to be given hereunder shall be in writing and shall be deemed given when personally delivered or three (3) days after being sent by United States certified mail, postage prepaid, with return receipt requested, to the parties at their respective addresses set forth below:

                  To Rally's:

                           Rally's Hamburgers, Inc.
                           10002 Shelbyville Road, Suite 150
                           Louisville, Kentucky  40223
                           Attn:  William P. Foley, II

                  To Checkers:

                           Checkers Drive-In Restaurants, Inc.
                           600 Cleveland Street
                           Clearwater, Florida 34615
                           Attn:  William P. Foley, II

                  To Executive:

                           Jay Gillespie
                           115 Twin Lakes Drive
                           Double Tree, Texas 75067

     9.6. Waiver. The failure of a party to insist upon strict adherence to any term of this Agreement on any occasion shall not be considered a waiver thereof or deprive that party of the right thereafter to insist upon strict adherence to that term or any other term of this Agreement.

     9.7. Assignment. This Agreement shall be binding upon and inure to the benefit of the parties and their permitted assigns. Neither this Agreement nor any of the rights of the parties hereunder may be transferred or assigned by either party, except that if there is a Change of Control of a Company and the Successor assumes, either expressly or by operation of law, such Company's obligations under this Agreement, then such Company shall assign its rights and obligations hereunder to such Successor subject to the terms of
          Section 4.5 of this Agreement. Any assignment or transfer in violation of this Section 9.7 shall be void.

     9.8. Captions and Headings. The captions and headings are for convenience of reference only and shall not be used to construe the terms or meaning of any provisions of this Agreement.

     9.9. Potential Conflicts of Interests. In the event that the assumption by Executive of the duties of Chief Executive Officer of both Companies creates a conflict of interest, the Companies shall indemnify, defend and hold harmless Executive from and against any and all claims, losses, damages, causes of action or other proceedings, and any and all other liabilities of any nature whatsoever, which arise out of or relate to such alleged conflict. Nothing contained in this Section 9.9 shall be deemed to be an admission by the Companies that such a conflict exists, and notwithstanding the Companies agreement to abide by the terms of this Section 9.9, the Companies expressly disclaim that such a conflict exists.

     IN WITNESS WHEREOF the parties have executed this Employment Agreement as of the date set forth above.

                              RALLY'S:

                              RALLY'S HAMBURGERS, INC., a
                              Kentucky corporation

                              By:  /s/ William P. Foley, II
                                   --------------------------
                              Its: Chairman of the Board


                              CHECKERS:

                              CHECKERS DRIVE-IN RESTAURANTS, INC.,
                              a Florida corporation

                              By:  /s/ William P. Foley, II
                                   --------------------------
                              Its: Chairman of the Board


                              EXECUTIVE:

                              /s/ Jay Gillespie
                              ------------------------------
                              Jay Gillespie