Form 10-K/A
period 1996-12-29
RALLYS HAMBURGERS INC
filed 1998-01-23
CIK 854873

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                                FORM 10-K/A NO. 2


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





     Purpose: This revision to Form 10-K, "Item 8. Financial Statements and Supplementary Data" for the year ended December 29, 1996 contains the auditor's name on the Report of Independent Public Accountants. No other changes have been made from the previously dated filed 1996 Form 10-K.

Item 8.    Financial Statements and Supplementary Data

                    RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 31, 1995 AND DECEMBER 29, 1996
               (In thousands, except shares and per share amounts)

                                                                                                    December 31,    December 29,
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

                                                                                          Fiscal Years Ended
                                                                             ----------------------------------------------
                                                                             January 1,     December 31,     December 29,
                                                                                1995            1995             1996
                                                                             ------------  ---------------  ---------------

REVENUES:
   Restaurant sales                                                           $  178,476   $      181,778   $     156,445
   Franchise revenues and fees                                                     7,842           7,081            5,867
   Owner fee income                                                                    -               -              440
                                                                             ------------  ---------------  ---------------
         Total revenues                                                          186,318         188,859          162,752
                                                                             ------------  ---------------  ---------------

COSTS AND EXPENSES:
   Restaurant costs of sales                                                      62,518          64,813           53,712
   Restaurant operating expenses exclusive of depreciation and
     amortization and advertising and promotion expenses                          78,072          84,305           71,155
   General and administrative expenses                                            18,068          18,972           15,426
   Advertising and promotion expenses                                             10,898          13,188            7,767
   Depreciation and amortization                                                  14,139          13,006            9,838
   Owner expense                                                                       -               -              744
   Provision for restaurant closures and other                                    17,259          31,045               20
                                                                             ------------  ---------------  ---------------
         Total costs and expenses                                                200,954         225,329          158,662
                                                                             ------------  ---------------  ---------------

Income (loss) from operations                                                    (14,636)        (36,470)           4,090
                                                                             ------------  ---------------  ---------------

OTHER INCOME (EXPENSE):
   Interest expense                                                               (9,742)        (10,682)          (8,622)
   Interest income                                                                   477             538              614
   Other                                                                            (354)            234              (49)
                                                                             ------------  ---------------  ---------------
         Total other (expense)                                                    (9,619)         (9,910)          (8,057)
                                                                             ------------  ---------------  ---------------

Loss before income taxes and extraordinary items                                 (24,255)        (46,380)          (3,967)

PROVISION (BENEFIT) FOR INCOME TAXES                                              (4,982)            539             (675)
                                                                             ------------  ---------------  ---------------

Loss before extraordinary items                                                  (19,273)        (46,919)          (3,292)

EXTRAORDINARY ITEMS (net of tax expense of $1,350)                                     -               -            5,280
                                                                             ------------  ---------------  ---------------
Net income (loss)                                                            $   (19,273)  $     (46,919)   $       1,988
                                                                             ============  ===============  ===============

Earnings (loss) per common share:
   Earnings (loss) before extraordinary item                                 $             $                $
                                                                                   (1.42)          (3.00)            (.19)
   Extraordinary item                                                                  -               -              .31
                                                                             ============  ===============  ===============

Earnings (loss) per common share                                             $             $                $
                                                                                   (1.42)          (3.00)             .12
                                                                             ============  ===============  ===============

Weighted average shares outstanding                                               13,564          15,620           17,007
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



                                                             ARTHUR ANDERSEN LLP

Louisville, Kentucky
February 12, 1997 (except with respect to the matter discussed in Note 18, as to which the dates are March 25, 1997, and September 22, 1997, respectively).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            RALLY'S HAMBURGERS, INC.
Date:  January 22, 1998

                              By:             /s/ Joseph Stein
                                --------------------------------------
                                                  Joseph Stein
                                                  Chief Financial Officer