Form 10-K
period 1997-12-28
RALLYS HAMBURGERS INC
filed 1998-03-30
CIK 854873

-------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    ---------
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934 [FEE REQUIRED] for the fiscal year ended December 28, 1997
                                       OR
[ ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE  SECURITIES  EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from ____________ to ______________

                         Commission file number 0-17980

                            RALLY'S HAMBURGERS, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                      62-1210077
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)

   600 Cleveland Street, Eighth Floor, Clearwater, Florida     33755
         (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (813) 441-3500

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     The number of shares outstanding of the Registrant's Common Stock as of March 16, 1998, was 24,836,900 shares. The aggregate market value of the shares of Registrant held by non-affiliates of the Registrant, based on the closing price of such stock on the National Market System of the NASDAQ Stock Market, as of March 16, 1998, was approximately $30,306,518. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

     Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

    -------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                                           Page No.
                                                                                                           --------
PART I
------
     Item 1.      Business.....................................................................................3

     Item 2.      Properties...................................................................................9

     Item 3.      Legal Proceedings...........................................................................10

     Item 4.      Submission of Matters to a Vote of Security Holders.........................................11

PART II
-------

     Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.......................11

     Item 6.      Selected Consolidated Financial Data........................................................12

     Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.......13

     Item 7A.     Quantitative and Qualitative Disclosures about Market Risk..................................21

     Item 8.      Financial Statements and Supplementary Data.................................................22

     Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.......45

PART III
-------

     Item 10.     Directors, Executive Officers, Promoters and Control Persons of the Registrant..............45

     Item 11.     Executive Compensation......................................................................45

     Item 12.     Stock Ownership of Principal Holders and Management.........................................45

     Item 13.     Certain Relationships and Related Transactions..............................................45

PART IV
-------

     Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................45


                                     PART I


Item 1.    Business

General

     Rally's Hamburgers, Inc. and its subsidiaries are collectively referred to herein as the context requires as "Rally's" or the "Company". See Note 1 to Consolidated Financial Statements.

     Rally's is one of the largest chains of double drive-thru restaurants in the United States. At December 28, 1997, the Rally's system included 477 restaurants in 18 states, primarily in the Midwest and the Sunbelt, comprised of 229 Company-owned and operated and 248 franchised, including 27 Company-owned restaurants in Western markets which are operated as Rally's restaurants by CKE Restaurants, Inc. ("CKE"), a significant shareholder of the Company, under an operating agreement which began July 1996. Two additional Company-owned stores covered by the operating agreement have been converted to the Carl's Jr. format and are not included in the above store count. The Company's restaurants offer high quality fast food. The Company primarily serves the drive-thru and take-out segments of the quick-service restaurant industry. The Company opened its first restaurant in January 1985 and began offering franchises in November 1986. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         (ii) The Company will be negatively impacted if the Company is unable to reverse declining same store sales. Sales increases will be dependent, among other things, on the success of Company advertising and promotion of new and existing menu items. No assurances can be given that such advertising and promotions will in fact be successful.

The Company may also be negatively impacted by other factors common to the restaurant industry such as changes in consumer tastes, away from red meat and fried foods; increases in the costs of food, paper, labor, health care, worker's compensation or energy; an inadequate number of hourly paid employees; and/or decreases in the availability of affordable capital resources.

Recent Acquisitions

     On December 18, 1997, the Company acquired approximately 19.1 million shares (the "Checkers Shares") of the common stock, $.001 par value per share (the "Checkers Common Stock"), of Checkers Drive-In Restaurants, Inc., a Delaware corporation ("Checkers"), pursuant to that certain Exchange Agreement, dated as of December 8, 1997 (the "Exchange Agreement"), between Rally's, CKE Restaurants, Inc, ("CKE"), Fidelity National Financial, Inc. ("Fidelity"), GIANT GROUP, LTD. ("GIANT") and the other parties named in the Exchange Agreement.

     Checkers owns, operates and franchises approximately 477 double drive-thru restaurants primarily in the Southeast and Mid-Atlantic regions. CKE, Fidelity and GIANT beneficially owned approximately 23.9%, 12.7% and 15.2%, respectively, of the Rally's Common Stock outstanding prior to the consummation of the Exchange Agreement and, as a result of the exchange, as of December 28, 1997, beneficially own approximately 32.5%,

12.6% and 12.8%, respectively. In addition, Terry Christensen, William Foley II, Burt Sugarman and C. Thomas Thompson, who are directors of Rally's and Checkers, and David Gotterer and Andrew Puzder, who are directors of Rally's, participated in the exchange. Mary Hart Sugarman, AJ Sugarman and Al Sugarman, who also participated in the exchange, are related to Burt Sugarman.

     In consideration of the acquisition of the Checkers Shares, Rally's issued 3,909,336 shares of its common stock, $.10 par value per share (the "Rally's Common Stock"), and 45,667 shares of its Series A Participating Preferred Stock, $.10 par value per share (the "Rally's Preferred Stock"), the terms of which are set forth in Exhibit B to the Exchange Agreement. The Rally's Preferred Stock will be converted into 4,566,700 shares of Rally's Common Stock upon approval of such conversion by Rally's stockholders. The exchange ratio used to determine the number of shares of Rally's Common Stock (including upon conversion of the Rally's Preferred Stock) received pursuant to the Exchange Agreement was based upon the average closing price of the Checkers Common Stock and the Rally's Common Stock for the five trading days preceding the public announcement of the proposed exchange on September 22, 1997.

     Effective November 30, 1997, Rally's and Checkers entered into a management services agreement pursuant to which Checkers is providing key services to Rally's, including executive management, financial planning and accounting, franchise, purchasing and human resources. In addition, Rally's and Checkers share certain of their executive officers, including the Chief Executive Officer and the Chief Operating Officer. Management believes that Rally's acquisition of the Checkers Common Stock, entering into the Management Services Agreement and sharing certain executive officers will enable Rally's and Checkers to take advantage of cost savings opportunities by facilitating the combination of administrative and operational functions. See "Employees" below, "Item 2. Properties," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 to the Consolidated Financial Statements set forth under "Item 8. Consolidated Financial Statements and Supplementary Data."

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

     The computer-based point of sale devices are coupled with a back office computer to monitor sales, assist inventory management, maintain cash control, provide variance reporting, and control labor and food costs. Each restaurant transmits its data via a daily polling procedure, and it is accumulated at the principal offices of the Company. This data is used to analyze and make decisions about the business. Many computer systems using two-digit fields to store years must be converted to read four-digit fields before the turn of the century in order to recognize the difference between the years 1900 and 2000. The Company's software system will be upgraded or replaced in time to meet the Year 2000 requirements at a cost estimated at approximately $300,000.

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

     During 1997, the Company opened nine new restaurants, re-opened three restaurants and acquired 11 restaurants from franchisees and sold one restaurant to a franchisee. The incremental cash outlay, exclusive of land, of opening these restaurants was reduced due to the substantial use of surplus assets as well as to the types of restaurants constructed (stick versus modular versus conversions of pre-existing restaurants). In total, the incremental cash outlay, exclusive of land, of these restaurants was approximately $4.8 million.

     In 1994, the full development cost associated with constructing and opening a Rally's restaurant (excluding land cost and interest on construction) was approximately $478,000. When purchased, the majority of real estate sites have cost between $100,000 and $300,000. As of December 28, 1997, approximately 69% of Company-owned and operated restaurants were located on leased real estate.

     Over the past two years, the Company has been building stores by either using surplus equipment and/or surplus modular buildings or purchasing conversion properties. When using surplus equipment and modular buildings, the Company's cash outlay has typically been approximately $250,000. Although the Company expects to continue to use excess modular buildings and seek additional conversion opportunities, the Company estimates that the cost associated with new store development will return to the higher pre-slowdown levels where these alternatives are not practical.

     During 1997, the Company initiated a test of an indoor seating environment where a 20 to 50 seat dining room replaced the passenger side drive-thru lane. As of March, 1998, five units were converted from a double-drive-thru format to a single drive-thru/indoor seating format. The Company plans to continue testing this design with a goal of engineering the costs down in order to achieve an attractive economic return.

Brand Positioning: The Best Burger. Rally's is attempting to establish an overall brand positioning as the fast food hamburger chain which serves the best tasting hamburger in America. This positioning is supported by:

         1. A limited menu of high quality hamburgers/cheeseburgers, chicken sandwiches, french fries and soft drinks, executed via a highly focused operating system.
         2. Television, radio and outdoor advertising which differentiates Rally's from other fast food hamburger chains and targets heavy hamburger users.
         3. New, visually attractive menu boards, merchandising and packaging that feature these high quality products/brands and ingredients.

     This new brand positioning continues to represent a strategic shift for Rally's away from its prior positioning which had been based primarily on low prices and quick service. Good value and quick service are still important to guests, but the competitive environment has become so price oriented that basing a brand positioning on low prices is not unique enough to differentiate Rally's from its competitors. Further, relying too heavily on low prices and price promotion had a negative financial impact on the Company, causing higher costs as a percentage of sales and lower profits. By focusing the brand positioning on what Rally's believes guests really want from a quick service hamburger restaurant and on what Rally's can effectively provide - great tasting burgers - Rally's believes that it will be able to effectively differentiate itself from its competitors and improve its sales and guest count trends over time.

     This shift in Rally's brand positioning began at the end of 1996 and resulted in an increase in the size of its hamburger patty from 2.8 ounces to
3.2 ounces, a reformulation of its spice profile and the addition of two new signature burgers to its product line - The Super Double and the Barbecue Bacon Cheeseburger (single and double). These new products, along with a bigger Rallyburger(R) and Big Buford(TM) double cheeseburger, currently represent the core burger line-up. Additionally, the Company offers its One of a Kind Fries(R), a chicken breast sandwich, onion rings, Coca-Cola(R) brand soft drinks and milk shakes. A limited number of additional products may be offered in some locations from time to time.

     Marketing Program. Rally's plans to introduce a new advertising campaign in all Company markets in April, 1998 to support the new brand positioning. The campaign will be based on strategic market research, which confirms the consumer appeal of "best tasting burger." This new advertising was created by the Company's advertising agency, M&C Saatchi, New York, who were assigned the account in December, 1997. The new advertising campaign will rely heavily on television as the primary medium. In cases where effective levels of television are not affordable, the Company may use radio, outdoor or print advertising.

Working Capital

     The Company's working capital requirements are generally typical of companies within the quick-service restaurant industry. The Company does not normally require large amounts of working capital to maintain operations since sales are for cash, purchases are on open accounts and meat and produce inventories are limited to a two to four day supply to assure freshness. During 1996 and 1997, the Company's working capital requirements were substantially reduced as a result of significant slowdowns in new store construction as compared with prior years. Additionally, sales of certain assets held for sale, net of underlying encumbrances, provided another source of working capital. Additional working capital could be required for the addition of indoor dining areas to existing units if the Company decides to expand this concept beyond the five units currently in test. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations."

Franchising Program; Area Development Rights

     The Company offers area development agreements to franchisees for construction of one or more new restaurants over a defined period of time within a defined geographic area. The specific restaurant locations selected by franchisees are subsequently covered by separate franchise agreements. Under the standard area development agreement, a franchisee is generally required to pay, at the time the agreement is signed, a non-refundable fee of approximately $5,000 per potential restaurant in the defined geographic area. The number of potential restaurants is determined by negotiation between the Company and the franchisee. The Company's standard area development agreement also provides for a franchise fee of approximately $15,000 for each restaurant, which is due when the franchise agreement with respect to a restaurant is executed. The standard franchise agreement is for a term of 15 years and provides for payment to the Company of royalties equal to 4% of sales and minimum marketing expenditures of 4% of sales (1/2% of which is paid to the Rally's National Advertising Fund). The Company requires each franchisee to have an approved full-time Principal Operator who is responsible for the supervision and conduct of the franchise. As of December 28, 1997, the Company had 39 franchisees operating 221 restaurants (exclusive of the CKE-operated restaurants), representing approximately 46.3% of all systemwide restaurants. Approximately five of these franchisees operate 32 restaurants in Western markets that are in designated market areas ("DMA's") where Carl's Jr. has previously run commercials that were used by the Company in 1997. These Rally's stores were not be able to utilize the marketing material that the Company received from Carl's Jr. as part of the marketing-sharing agreement. The Company has reached an agreement in principle with these franchisee groups which would provide these franchisees additional funding and flexibility to allow them to continue to effectively compete without having access to the above referenced marketing materials.

Expansion Strategy

     The Company currently intends to open approximately two new restaurants in an existing Company market in 1998. Currently, franchisees are expected to open approximately 10 locations during 1998.

     There can be no assurance that the Company or its franchisees will be able to open planned new restaurants or that, if opened, these restaurants can be operated profitably. The Company has pursued and intends to continue to pursue an expansion strategy, which may include addition of indoor seating to existing units. These strategies depend upon a number of factors, some of which are beyond the control of the Company. Such factors include the availability and cost of suitable locations, the hiring, training and retention of skilled management and other personnel, the availability of adequate financing and the selection of viable franchisees. The Company may also make selective acquisitions, depending on, among other factors, the availability of suitable acquisition prospects and appropriate financing. There can be no assurance that the Company will be able to build additional indoor dining facilities, acquire additional restaurants, or that this growth would add profits to the Rally's system. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Restaurant Locations

     The following table sets forth the number of restaurants in the Rally's system at December 28, 1997 by state:

                  Company-owned and operated Restaurants (229)
       Alabama (14)                           Kentucky (31)                       Ohio (23)
       Arkansas (10)                          Louisiana (22)                      Tennessee (9)
       Florida (17)                           Michigan (37)                       Virginia (13)
       Indiana (23)                           Missouri (30)

       Franchised Restaurants (including CKE - operated restaurants) (248)

       Alabama (1)                            Indiana (25)                          Ohio (85)
       Arizona (9)                            Kentucky (15)                         Pennsylvania (3)
       California (50)                        Louisiana (5)                         Tennessee (4)
       Florida (1)                            Michigan (20)                         Virginia (8)
       Georgia (7)                            Mississippi (4)                       West Virginia (4)
       Illinois (4)                           Missouri (3)

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

Purchasing

     Franchisees are required to purchase their equipment, food, beverages and supplies from Company-approved suppliers. All products must meet specifications set by the Company, and management continually monitors the quality of the food, beverages and supplies provided to the restaurants. The Company negotiates directly with wholesale suppliers to ensure consistent quality and freshness of products throughout the Rally's system and believes that it has obtained competitive pricing from its suppliers. The Company currently has approximately 33 major food and paper suppliers and 15 distributors. During the year, the Company continued participating with related parties in attempting to leverage aggregate purchase volumes of common items to obtain more favorable pricing. The Company expects these efforts will continue in the future.

Restaurant Staffing and Training; Franchise Support

     A typical Rally's restaurant, during peak hours, is staffed with 8 to 12 team members, with a manager generally on the premises at all times. The function of assuring that each Company-owned restaurant consistently delivers high-quality food and service is performed by Area Managers. Area Managers report to Regional Vice Presidents. Regional Vice Presidents, Area Managers and restaurant management are compensated with a fixed salary plus a bonus based on the performance of the restaurants under their supervision. On average, the Company has one Area Manager for every 5 to 10 Company restaurants and 8 to 11 Area Managers for each of the three Regional Vice Presidents. The Regional Vice Presidents report to the Chief Operating Officer.

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

Employees

     As of March 24, 1998, the Company employed approximately 5,500 employees, including approximately 11 corporate personnel. On November 30, 1997, the Company entered into a Management Services Agreement, pursuant to which certain of the management of Checkers will manage certain operations of the Company.

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

Item 2.    Properties

     As of January 23, 1998, the Company owned or leased parcels of land and buildings for restaurants, either operating, under construction or held for sale or disposal as follows: Company-owned land (82) and buildings (287); and Company-leased land (232) and buildings (36). Land leased by the Company for restaurants is generally under "triple net" leases that require the Company to pay real estate taxes, maintenance and insurance with respect to the premises and, in some cases, pay contingent rentals based on sales in excess of specified amounts. Generally, the leases have initial terms of five to fifteen years with options to renew for additional periods which can range from five to twenty years. The Company also leases the Louisville office of approximately 18,800 square feet, approximately 6,300 of which has been subleased subsequent to the Company's transfer of substantially all of its corporate management functions to Clearwater, Florida in February 1998. See Note 4 to the Consolidated Financial Statements. The Company also leases certain temporary storage facilities for excess modular buildings and surplus equipment.

Item 3.  Legal Proceedings

     Jonathan Mittman, Steven Horowitz, Dina Horowitz and John Hannan v. Rally's Hamburgers, Inc., Burt Sugarman, GIANT GROUP, LTD., Wayne Albritton, Donald C. Moore, Edward C. Binzel, Gena L. Morris, Patricia L. Glaser and Arthur Andersen LLP (Case NO. C-94-0049-L-(CS).

     This putative class action purportedly on behalf of the stockholders' of Rally's, alleging certain violations of the Securities Exchange Act of 1934, among other claims, with respect to Rally's Common Stock, was filed in the United States District Court for the Western District of Kentucky on January 24, 1994 (Civ. No. C94-0039-L(CS)) against GIANT, Rally's, certain present and former officers and directors and Rally's auditors. The complaint alleges defendants violated the Securities Exchange Act of 1934, among other claims, by issuing inaccurate public statements about the Company in order to arbitrarily inflate the price of Rally's Common Stock. The plaintiffs seek unspecified damages. On February 14, 1994, a related lawsuit was filed by two other stockholders making the same allegations before the same court, known as Edward
L. Davidson and Rick Sweeney v. Rally's Hamburgers, Inc., Burt Sugarman, GIANT GROUP, LTD., Wayne M. Albritton, Donald C. Moore, Edward C. Binzel, Gena L. Morris, Patricia L. Glaser and Arthur Andersen LLP, (Civ. No. C-94-0087-L-S). On March 23, 1994, all plaintiffs filed a consolidated lawsuit known as Mittman et al. v. Rally's Hamburgers, Inc. et al., (Civ. No. C-94-0039-L(CS)) (the "Mittman Actions").

     The Court denied plaintiffs' motion for class certification, "until such time as the issue of typicality of claims is further developed and clarified." The Court granted Mr. Sugarman's motion to strike certain scurrilous and irrelevant allegations, and directed plaintiffs to amend their complaint to conform to the Court's order. On April 15, 1994, Ms. Glaser and GIANT filed a motion to dismiss the consolidated lawsuit for lack of personal jurisdiction. The remaining defendants filed motions to dismiss for failure to state a claim upon which relief can be granted. On April 5, 1995, the Court denied these motions. (The Court struck plaintiffs' punitive damages allegations and required plaintiffs to amend their claims under Section 20 of the Exchange Act but otherwise the Court let stand the most recent version of plaintiffs' complaint at this juncture).

     Plaintiffs filed their second amended complaint on June 29, 1995, joining additional plaintiffs pursuant to stipulation of the parties.

     Plaintiffs renewed their motion for class certification on or about July 31, 1995. Defendants filed an opposition to this motion on or about October 31, 1995. On April 16, 1996, the Court granted the motion and certified a class of shareholders who purchased Rally's Common Stock from July 20, 1992 to September 29, 1993.

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

     Fact discovery is set to close in April 1998. No trial date has been scheduled yet.

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

     Harbor Finance Partners v. GIANT GROUP, LTD., Burt Sugarman, Mary Hart,
     -----------------------------------------------------------------------
Michael M. Fleishman, David Gotterer, Patricia L. Glaser, Willie D. Davis and
-----------------------------------------------------------------------------
John A. Roschman (Civ. Act. No. 14834).
---------------------------------------

     In February 1996, Harbor Finance Partners ("Harbor") commenced a derivative action, purportedly on behalf of Rally's, against GIANT and certain of Rally's officers and directors before the Delaware Chancery Court. Harbor named Rally's as a nominal defendant. Harbor claims that the directors and officers of both Rally's and GIANT, along with GIANT, breached their fiduciary duties to the public shareholders of Rally's by causing Rally's to repurchase from GIANT certain Rally's 97/8% Senior Notes due in the year 2000 at an inflated price. Harbor seeks "millions of dollars in damages," along with rescission of the repurchase transaction. In the fall of 1996, all defendants moved to dismiss the action. The Chancery Court conducted a hearing on November 26, 1996 and denied the motions to dismiss on April 3, 1997. The Company denies all wrongdoing and intends to vigorously defend the action. It is not possible to predict the outcome of this action at this time.

     Kader Investments, Inc. v. Rally's Hamburgers, Inc., CAL.SUPER.CT., Orange
     --------------------------------------------------------------------------
County (Case No. 772257)
------------------------

     In December 1994, Rally's entered into two franchise agreements with Kader Investments, Inc. ("Kader") for the development and operation of Rally's Hamburgers restaurants in Anaheim, California and Tustin, California. Rally's assisted the franchisee in developing and opening the restaurants. On November 27, 1996, Kader filed a six-count Complaint against Rally's in the California Superior Court for Orange County (Case No. 772257) alleging material misrepresentation, respondent superior, breach of contract, breach of the implied covenant of good faith and fair dealing, fraud and unfair competition. These claims arise out of allegations concerning Rally's offer and sale of two franchises (under a two-store development agreement), and Rally's actions during the term of the agreements. The Complaint seeks as relief rescission of the parties' franchise and development agreements; general damages of at least $1,494,277 and $1,400,000 for the material misrepresentation and fraud counts, respectively; general damages in unspecified amounts as to the other counts; punitive damages in unspecified amounts; and attorneys' fees. Rally's filed an Answer, and filed a Cross-Complaint alleging breach of contract. In settlement of the litigation, on December 18, 1997, the parties entered into a memorandum of understanding pursuant to which the Company would purchase Kader's restaurants for $1.65 million. The purchase price will consist of $855,000 in cash, $375,000 in restricted stock and $420,000 in notes, and the transaction is currently scheduled to close on or about April 7, 1998, subject to completion of all necessary documentation and final dismissal. Accordingly, a provision of $754,000 for these liabilities, net of assets to be received upon adjudication, has been made in the accompanying financial statements. See Note 12 to the Consolidated Financial Statements.

     The Company is involved in other litigation matters incidental to its business. With respect to such other suits, management does not believe the litigation in which it is involved will have a material effect upon its results of operation or financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders

     Not applicable.

                                     PART II
                                     -------

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock is quoted on the National Market System of the NASDAQ Stock Market under the symbol "RLLY". As of March 16, 1998, there were approximately 1,074 record holders of the Company's Common Stock. The table below sets forth the high and low sales prices of the Company's Common Stock, as reported on the NASDAQ National Market System, for each quarter during the Company's last two years.

         1997
         ----
         Quarter ended         March 30             June 29          September 28         December 28
         High               $   5                $   3 13/16         $     4              $    4 5/8
         Low                    2 3/8                1 15/16               1 7/8               2

         1996
         ----
         Quarter ended         March 31             June 30          September 29         December 29
         High               $   2 1/4            $   4 5/16          $     3 9/16         $    4 7/8
         Low                    1 1/32               1 1/2                  2 1/8               3


         On December 18, 1997, the Company issued 3,909,336 shares of Rally's Common Stock and 45,667 shares of Rally's Preferred Stock pursuant to the Exchange Agreement, in a private placement pursuant to Section 4(2) of the Securities Act of 1933. The Company received approximately 19 million shares of Checkers Common Stock in exchange for the Rally's Common Stock and the Rally's Preferred Stock. The Rally's Preferred Stock is convertible into Rally's Common Stock (at a ratio of 100/1, subject to adjustment) upon approval of such conversion by Rally's stockholders. See Note 2 to the accompanying consolidated financial statements for further discussion. The terms of the Rally's Preferred Stock are set forth in Exhibit B to the Exchange Agreement. The parties to the Exchange Agreement include CKE, GIANT, and Fidelity. For a list of the other purchasers, see Exhibit A to the Exchange Agreement, which is filed as Exhibit
10.12 to this Form 10-K.

         The Company has not declared or paid any dividends on its Common Stock, and does not intend to declare or pay any dividends in the foreseeable future. The Company currently intends to retain any earnings for the future operation and development of its business. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, capital expenditures, working capital requirements, any contractual restrictions and other factors deemed relevant by the Board of Directors. Furthermore, under the terms of the Indenture governing the 9 7/8% Senior Notes due 2000, the Company is not permitted to pay any dividends on the Common Stock unless certain income tests are met.

Item 6.    Selected Consolidated Financial Data

     The selected consolidated financial data was derived from the consolidated financial statements and includes Rally's Hamburgers, Inc. and its wholly-owned subsidiaries. This data should be read in conjunction with the consolidated financial statements of the Company and the notes thereto, and the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

 (In thousands, except per share amounts and statistical data)

                                          January 2,    January 1,    December 31   December 29,    December 28,
                                             1994          1995          1995           1996            1997
                                         ------------- -------------  ------------  --------------  --------------
Systemwide sales                         $    354,666  $    370,087   $    355,719  $     316,670   $    290,133
                                         ============ =============   ============  ==============  ============

Company restaurant sales                 $    165,829  $    178,476   $    181,778  $     156,445   $    139,350
Other revenues                                  8,517         7,842          7,081          6,307          5,580
                                         ------------   -----------   ------------  --------------  ------------
   Total revenues                             174,346       186,318        188,859        162,752        144,930
                                         ------------   -----------   ------------  --------------  ------------
Income (loss) from operations                  (7,050)      (14,636)       (36,470)         4,090          3,320
   (1)(2)(3)
   Other expenses                              (4,433)       (9,619)        (9,910)        (8,057)        (7,381)
Litigation settlement                          (2,000)            -              -              -              -
                                         ------------   -----------   ------------  --------------  ------------
   Income (loss) before taxes                 (13,483)      (24,255)       (46,380)        (3,967)        (4,061)
Tax provision (benefit)                        (4,576)       (4,982)           539           (675)           455
                                         ------------   -----------   ------------  --------------  ------------
   Loss before extraordinary items             (8,907)      (19,273)       (46,919)        (3,292)        (4,516)
Extraordinary items (4)                             -             -              -          5,280              -
                                         ------------   -----------   ------------  --------------  ------------
   Net income (loss)                     $     (8,907) $    (19,273)  $    (46,919) $       1,988   $     (4,516)
                                         ============ =============   ============  ==============  ============

Income (loss) per common share:
   Income (loss) before extraordinary    $       (.67) $      (1.42)  $      (3.00) $        (.19)  $       (.22)
   item
   Extraordinary item                               -             -              -            .31              -
                                         ------------   -----------   ------------  --------------  ------------

Net income (loss) per common share       $       (.67) $      (1.42)  $      (3.00) $         .12   $       (.22)
                                         ============ =============   ============  ==============  ============

Weighted average shares outstanding            13,207        13,564         15,620         17,007         20,709

Total assets                             $    185,397  $    169,416   $    137,392  $     112,258   $    134,297
Long-term debt and obligations under
   capital leases                              97,784        94,141         97,958         69,564         68,444
Shareholders' equity                           62,527        53,487          6,672         19,365         41,513

Restaurants open at end of period
   Company                                        252           250            239            209            229
   Franchised                                     268           292            242            258            248
                                         ============ =============   ============  ==============  ============
Total                                             520           542            481            467            477
                                         ============ =============   ============  ==============  ============

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

(4) The extraordinary item for the fiscal year ended December 29, 1996 was a gain on the early retirement of debt, net of tax expense of $1,350,000. See
     Note 10 to the accompanying consolidated financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table provides a comparative view of the Company's operations:

                                                                        (In thousands)
                                                                      Fiscal Years Ended
                                                  --------------------------------------------------------
                                                   December 31,           December 29,        December 28,
                                                       1995                   1996                1997
                                                  ----------------      -----------------    -------------
Income (loss) from operations before restaurant
   closures and other                             $      (5,425)        $     4,110          $      3,478
Provision for restaurant closures and other             (31,045)                (20)                 (158)
                                                  -------------       -------------          ------------
     Income (loss) from operations                      (36,470)              4,090                 3,320

Total other expense, net                                 (9,910)             (8,057)               (7,381)
                                                  -------------       -------------          ------------

     Loss before income taxes and
            extraordinary item                          (46,380)             (3,967)               (4,061)
(Provision) benefit for income taxes                       (539)                675                  (455)
Extraordinary items, net of tax                               -               5,280                     -
                                                  -------------       -------------          ------------

     Net income (loss)                            $     (46,919)        $     1,988          $     (4,516)
                                                  =============       =============          ============

     During 1997, the Company experienced an increase of 2.4% in the loss before income taxes and extraordinary item. The 1996 extraordinary gain, net of tax, of approximately $5.3 million, or $.31 per share from the Company's early retirement of certain of its outstanding Senior Notes, at amounts below carrying value, resulted in the Company reporting net income for fiscal 1996. The transactions involving the Senior Notes were opportunities created by the Company's conservation of cash during the second half of 1995 and the depressed market price of the Senior Notes during the year. In addition, the transactions resulted in a reduction of net interest expense in 1997 of approximately $2.1 million and $.8 million as compared to 1995 and 1996, respectively. These transactions are more fully described in Note 10 to the accompanying consolidated financial statements.

         As more fully discussed in Note 13 to the accompanying financial statements, the Company's effective tax rates on its reported pre-tax losses differ significantly from statutory rates, due primarily to concerns as to the ultimate realizability of net operating loss carryforwards. Until circumstances otherwise indicate that realization becomes more likely than not, no additional benefit will be recognized.

         As evidenced in the table above, the provision for restaurant closures and other was significantly reduced in 1996 and 1997 from the prior year levels. These reductions are primarily attributable to the 1996 and early 1997 strengthening of the store level economics, which have improved the Company's ability to recover, at a minimum, its store level investment and to prior writedowns of underperforming assets, reducing the need at this time for additional writedowns of Company assets. See the section below entitled "Restaurant Closures and Other" for a more detailed discussion.

      The Company's income from operations before restaurant closures and other in fiscal 1997 declined $0.8 million from the prior year. Improved restaurant costs of sales in fiscal 1997 were offset by continued declining same store sales. The Company continues to refine its turnaround strategy as results show the relative success or the need for reassessment for the various components. The plan contains four key strategies that are designed to create a consistently profitable environment: (i) strengthen the balance sheet and reduce fixed costs,
(ii) improve store level profitability, (iii) establish an effective brand positioning and (iv) pursue various growth opportunities. The results of and plans for each strategy are more fully discussed below:

      Although the Company's debt level is still high, the Company has made substantial progress in improving its balance sheet and reducing fixed costs. Interest cost was reduced by another $1.2 million in 1997 after decreasing $2.1 million in 1996, interest was significantly reduced through the retirement of approximately $22 million face value of the Company's Senior Notes in January 1996 and an additional $4.7 million during the fourth quarter of 1996. In addition, $10.8 million in gross proceeds were generated through the Company's Rights Offering completed in September, 1996. The proceeds from the Offering were used to pay off debt of approximately $4.5 million and the remainder is being used for new store construction, refurbishment of some existing restaurants and for other general corporate purposes. Outstanding warrants from a Rights Offering and from a separate issuance of 1,500,000 additional warrants in December, 1996, (see "Liquidity and Capital Resources") if exercised, would raise an additional $17.4 million in cash proceeds. The Company also made progress in disposing of surplus assets in 1996 and 1997, as assets held for sale declined by approximately $5 million from the end of 1995. On December 18, 1997, the Company acquired approximately 19.1 million shares of Checkers Drive-In Restaurants ("Checkers") pursuant to an exchange agreement in which the Company's common and preferred shares were issued as consideration. This agreement aligns the Company with its counterpart in the double drive-thru segment, and enhances the ability to create synergies that will benefit both Companies. This is evidenced by the Management Services Agreement dated November 30, 1997, pursuant to which Checkers is providing certain management services to the Company. The agreement creates the opportunity for the Company to continue to show key reductions in general and administrative expense. In fiscal 1997, the Company reduced its general and administrative costs by $1.0 million after a $2.2 million reduction in the prior year.

         The Company has made progress in the second key strategy of its turnaround plan, as store-level profitability has improved since 1995. Although the Company has experienced a 10.9% decline in sales during 1997, the decline in restaurant operating margins was only .5%. Much of the improvement since 1995 has resulted from the Company's cost reduction actions related to food, paper and labor which were implemented in the beginning of the second quarter of 1996 and are further discussed in "Results of Operations." The primary impact of these changes was realized during the third and fourth quarters of 1996 and was reflected in the Company's store profit margins. Improvement in store level profitability also resulted from the elimination of heavy discounting that drove traffic increases but adversely affected the Company's profitability.

      The Company's third key strategy in its turnaround plan will be the primary focus going into 1998. Although the Company generated net income from operations in 1996 and 1997, same store sales have declined during that period. To combat this negative trend in sales, management believes an effective brand positioning is essential in order to grow same store sales. During 1997, the Company's brand positioning included a "Bigger, Better, Burger" campaign, which included the introduction of two new premium burgers, new and more impactful menu boards, and new advertising. The Company believes that although elements of this program showed promise, the positioning did not differentiate the Company enough to reverse the decline in sales. Therefore, the positioning for 1998 has evolved into a campaign focusing on taste, supported by advertising designed to create a point of difference that the leaders in the fast food hamburger segment will find difficult to duplicate.

      The final strategy in the Company's turnaround plan is to pursue growth opportunities. In 1997, the Company opened nine stores and franchisees opened 19 stores. In addition to growth in the number of stores, the indoor dining test being conducted in the Louisville market may provide customer count growth in existing stores. The Company believes that a well-managed double drive-thru concept can be profitable, but remaining exclusively in this arena excludes a segment of the population that desires an indoor dining experience. Research has indicated that a segment of the population does not even consider Rally's as a place to eat because of the lack of indoor seating. As of March, 1998, the Company had five dining rooms in test, where the passenger side drive-thru lane had been removed and a 20 to 50 seat dining room was added to the side of the existing unit. Early sales results at these units have been encouraging, however, the Company continues to work to reduce the costs to construct these dining rooms in order to improve the return on this investment. The Company also plans to test other dining room designs that could retain the speed of service expected with two drive-thru lanes.

     Further discussion of the factors affecting results of operations is included below.

Restaurant Closures And Other

     Certain charges in fiscals 1995, 1996 and 1997 have been aggregated and segregated into the caption "Provision for Restaurant Closures and Other" in the accompanying Statements of Operations. These items represent estimates of the impact of management decisions which have been made at various points in time in response to the Company's sales and profit performance and the then-current revenue building and profit enhancing strategies and are discussed in further detail below.

     Prior to 1995, the Company's management had initiated efforts to franchise or selectively divest itself of approximately 60 Company-Owned stores in selected markets. This strategy was expected to allow the Company to concentrate on regaining sales, profit and cash flow momentum in its other markets through stronger focus on a smaller number of its most profitable markets. The Company believed that franchisees would be better able to concentrate on the units that had not been top performers and achieve near term improvements in the performance of those units. Prior to 1995, the Company recorded a charge of $8.0 million which represented an estimate of the difference between the estimated net realizable value, given the then most likely divestiture/disposal plan, and the net book value of these restaurants and markets.

     Early in 1995, six of the 60 units, five of which were in one market, were closed and sublet. During the third quarter, 1995, management concluded that it was unlikely that much of the 1994 plan of disposal described above could be executed. For this reason, the Company decided to close up to 16 of the remaining restaurants, resulting in additional charges in the third quarter of 1995 of approximately $400,000 to reflect additional writedown of the property and equipment to currently estimated net realizable values and approximately $2.3 million to record reserves for expected future occupancy related costs. Eight of these restaurants were closed as of December 31, 1995. Six additional restaurants were closed in 1996. The Company decided in 1996 to continue to operate 2 of these 16 restaurants until such time that the leases have expired or the properties have been sublet. The Company decided to continue to operate the remaining 38 stores previously included in the original 60 restaurants. With the restaurant closures discussed above and without the burden of impending closure associated with the prior plan regarding these markets, management believes that the markets represent acceptable growth opportunities for future development.

     Management also decided to close nine non-profitable restaurants in certain of its core markets resulting in charges in the third quarter of 1995 of approximately $1.9 million related to the writedown of assets to their net realizable values and $1.9 million to record expected future occupancy related costs. Seven of these restaurants were closed as of December 31, 1995. The Company decided in 1996 to continue to operate two of these restaurants, one of which is being operated by CKE, as part of a management agreement with the Company.

     During the third quarter of 1995, charges were recorded of approximately $3.3 million to dispose of the assets located on eight sites in the Houston, Texas market which had been operated as Company units and then leased to a former franchisee. The Company decided not to refranchise these units due to failure to identify a suitable franchise candidate which management believed had adequate and evident financial resources to successfully open the Houston market. This charge consisted of a writedown of approximately $2.7 million of the assets to their estimated net realizable values and reserves of approximately $600,000 for expected future occupancy related costs.

     In 1995, 18 additional modular buildings became unutilized, as expected Company development continued to be reduced and decisions were made regarding other restaurant closures. At December 31, 1995, the Company had available for sale 54 substantially completed modular restaurant buildings, which were not expected to be assigned to future Company development. In order to recognize the impact of the additional unutilized buildings and to more competitively price all of the modular buildings available for sale, the Company recorded charges of approximately $1.6 million in the third quarter of 1995 and $458,000 in the fourth quarter of 1995. The charges of $2.3 million related to third quarter 1995 closure decisions, described above, also included approximately $1.5 million related to an additional writedown on modular buildings which were previously utilized at those locations. During 1996 and 1997, the Company sold 20 buildings and 12 buildings, respectively. During 1996, the Company closed six restaurants and during 1997 redeployed two buildings for corporate development. At December 28, 1997, 26 buildings remain available for sale which are being marketed to franchisees and others. Current expectations of net realizable value are based on the Company's experience related to marketing the buildings.

     The Company recorded approximately $1.5 million in charges in the third quarter of 1995 related to further writedowns on excess land idled by slowdowns in the Company's expansion plans. Such land had been scheduled to be auctioned during the fourth quarter of 1995. These auctions occurred in the fourth quarter and closed in the first quarter of 1996. The absolute auctions generated lower than anticipated sales prices, and additional losses of $1.1 million were recorded in the fourth quarter of 1995. As further discussed in "Liquidity and Capital Resources," these sales provided cash flow of approximately $2.4 million, primarily in the first quarter of 1996.

     During the fourth quarter, 1995 the sublessee of five of the six sites closed under the November, 1994 plan, defaulted on the terms of the sublease agreements, resulting in charges of $483,000 related to occupancy and $430,000 to reduce the carrying value of the tangible assets to management's estimate of fair value less cost to sell.

     Due to concerns about obsolescence and abnormal wear and tear associated with transport and storage of surplus equipment, management recorded an $820,000 writedown in December, 1995 of the equipment's carrying value. Additionally, fourth quarter, 1995 charges totaling approximately $1.1 million were recorded to reflect changes in the estimated net realizable values of the Company's remaining surplus assets and properties.

     As described above, a substantial portion of the charges in fiscal year 1995 related to asset writedowns. The remainder of the charges related substantially to the establishment of reserves for expected future occupancy-related costs. During 1996, the Company revised its estimate of net realizable value for five of its poor performing restaurants in Montgomery, Alabama based upon an existing agreement to sell the restaurants to a non-affiliated restaurant operator. Such change in estimate resulted in a reduction of approximately $232,000 in related reserves. In addition, during the fourth quarter of 1996, management decided to reopen three units previously closed and to continue to operate a fourth unit that had been designated for closure, resulting in a reduction in the reserves for future occupancy-related costs of approximately $659,000. In addition, approximately $87,000 in other charges for net changes in estimated asset recovery were recorded during 1996. During 1997, the Company closed two restaurants and recorded provisions to terminate leases on existing corporate office facilities and revised certain reserves previously established, resulting in net provisions for restaurant closures and other of $158,000. Such adjustments to the reserves are included in the caption "Provision for restaurant closures and other" on the accompanying Statement of Operations. As of December 28, 1997, approximately $4.6 million remained in the reserve for expected future occupancy-related costs which is net of estimated future sublease recoveries. Assets held for sale of $1.1 million at December 28, 1997 resulting from the actions noted above consist mainly of surplus land, buildings and equipment. The expected disposal dates for these assets are over the next 12 months. The carrying amounts of such assets to be disposed of are shown separately on the accompanying consolidated balance sheets.

     In addition to the charges described above, 1995 results include approximately $13.7 million of certain charges recorded in the fourth quarter related to the adoption of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). This charge represents impairment of the carrying value of the assets of 37 stores based on management's future cash flow estimates given then current base lines and reasonable trend assumptions. Additional impairment reserves of approximately $824,000 were recorded during 1996, primarily related to three underperforming restaurants. No additional restaurants were determined to be impaired in 1997. See Notes 3 and 16 to the accompanying consolidated financial statements.

General

     Rally's revenues are derived primarily from Company-owned restaurant sales and royalty fees from franchisees. The Company also receives revenues from the award of exclusive rights to develop Rally's restaurants in certain geographic areas (area development fees) and the award of licenses to use the Rally's brand and confidential operating system (franchise fees). Systemwide sales consist of aggregate revenues of Company-owned and franchised restaurants (including CKE-operated restaurants). Company revenue also includes payments resulting from an operating agreement with CKE, referred to as Owner fee income in the accompanying consolidated financial statements. Restaurant cost of sales, restaurant operating expenses, depreciation and amortization, and advertising and promotion expenses relate directly to Company-owned restaurants. General and administrative expenses relate to both Company-owned restaurants and franchise operations. Owner expenses relate to CKE-operated restaurants and consist primarily of depreciation and amortization.

     The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's consolidated statements of income and operating data for the periods indicated:


                                                                     Fiscal Years Ended
                                           -----------------------------------------------------------------------
                                            January 2,    January 1,   December 31,   December 29,   December 28,
                                               1994          1995          1995           1996           1997
                                           ------------- ------------- -------------  -------------  -------------
Revenues:
Restaurant sales                                 95.1%         95.8%         96.2%          96.1%          96.2%
Franchise revenues and fees                       4.9           4.2           3.8            3.6            3.3
Owner fee income                                    -             -             -             .3             .5
                                           ------------- ------------- -------------  -------------  -------------
                                                100.0%        100.0%        100.0%         100.0%         100.0%
                                           ------------- ------------- -------------  -------------  -------------
Costs and expenses:
Restaurant cost of sales (1)                     35.2%         35.0%         35.7%          34.3%          32.5%
Restaurant operating expenses (1)                42.5          43.3          46.0           44.2           42.8
General and administrative expenses              10.5          10.1          10.4           10.7           10.7
Advertising and promotion expenses (1)            7.0           6.1           7.3            5.0            7.1
Depreciation and amortization (1)                 6.1           7.9           7.2            6.3            6.5
Owner expense (2)                                   -             -             -          169.1          153.2
Warrant Expense                                     -             -             -              -             .6
Other charges (credits)                           7.2           9.3          16.4              -             .1

Income (loss) from operations                    (4.0)         (7.9)        (19.3)           2.5            2.3
Total other (expense)                            (3.7)         (5.1)         (5.3)          (5.0)          (5.1)
                                           ------------- ------------- -------------  -------------  -------------
Net income (loss) before income taxes
   and extraordinary items                       (7.7)        (13.0)        (24.6)          (2.5)          (2.8)

Net income (loss)                                (5.1)%       (10.3)%       (24.8)%          1.2%          (3.1)%
                                           ============= ============= =============  =============  =============

Number of restaurants:
Restaurants open at the beginning of              450           520           542            481            467
   period
                                           ------------- ------------- -------------  -------------  -------------
Company restaurants opened (closed or
   transferred), net during period                 55            (2)          (11)           (30)            20
Franchised restaurants opened (closed or
   transferred), net during period                 15            24           (50)            16            (10)
                                           ------------- ------------- -------------  -------------  -------------
Total restaurants opened (closed or
   transferred), net during period                 70            22           (61)           (14)            10
                                           ============= ============= =============  =============  =============
Total restaurants open at end of period           520           542           481            467            477
                                           ============= ============= =============  =============  =============

--------------------------
(1)  As a percentage of restaurant sales.
(2)  As a percentage of owner fee income.


Results of Operations

Fiscal Year Ended December 28, 1997 Compared With Fiscal Year Ended December 29, 1996

     Systemwide sales declined 8.4% for 1997 to approximately $290.1 million compared with approximately $316.7 million a year ago. This decrease is attributable primarily to same store sales declines of 8.2% systemwide. The decline in same store sales is primarily due to the highly competitive environment during 1997 during which many competitors continued to discount their menu items.

     Total company revenues decreased 11% to approximately $144.9 million in 1997 compared with approximately $162.8 million in 1996. Company-owned restaurant sales decreased 11% to approximately $139.4 million due to a 9.2% decline in same stores sales and fewer Company units in operation. During the year, the Company opened 9 new restaurants, re-opened three restaurants previously closed, acquired 11 restaurants from franchisees, closed 2 units and transferred 1 restaurant to a franchisee. Franchisees, exclusive of CKE, opened 19 new units, acquired 1 unit from the Company, closed 19 units and transferred ownership of 11 restaurants to the Company.

     Restaurant cost of sales, as a percentage of sales, decreased to 32.5% for 1997 compared with 34.3% for 1996. This decrease is attributable primarily to various cost reduction actions taken during 1997 and the second half of 1996. Management's efforts to improve food and paper costs by implementing tighter operational controls was supplemented by cost of sales reductions realized by cooperating with CKE Restaurants, Inc. and Checkers to leverage the purchasing power of the three entities to negotiate improved terms for their respective contracts with suppliers.

     Restaurant operating expenses, the major component of which is labor and related expenses, were 42.8% of sales for 1997 compared with 44.2% for 1996. The improvement is primarily attributable to reductions in management and crew labor that resulted from implemented changes in staffing levels and labor deployment. The reduction in operating expenses was achieved despite the inclusion of several expense categories that are fixed in nature. The closing of poorer performing units and the transfer of operational responsibility for certain higher fixed cost restaurants in Western markets to CKE that occurred on July 1, 1996 enabled the company to show improvement in this category despite the decline in same store sales.

     General and administrative expenses decreased $1.9 million in 1997 due primarily to reductions in the corporate and field operations staff and lower levels of bad debt expense, partially offset by higher legal fees but remained consistent as a percent of revenues due to the reductions in total revenues.

     Advertising expenses increased approximately $2.2 million to 7.1% of sales for 1997 compared to 5.0% for 1996. During the first quarter of 1997, the company initiated a new campaign that made greater use of television advertising than in previous years which also contributed to the increased cost. Media expenditures were curtailed during the fourth quarter of 1996 as management worked with the new advertising agency on new creative and brand positioning.

     Depreciation and amortization decreased to approximately $9.1 million as compared to approximately $9.8 million for the prior year. This decrease is primarily due to a segregation into owner expense of depreciation and amortization associated with the CKE-operated properties as of July 1, 1996 and certain assets becoming fully depreciated during 1997.

     Owner expense of approximately $1.1 million for 1997 represent the Company's segregated ownership cost related to the 29 units operated by CKE. These expenses consist primarily of depreciation and amortization associated with the properties.

     Warrant expense was approximately $940,000 in 1997 compared to approximately $20,000 in 1996. The expense is related to warrants that were issued to CKE and Fidelity National Financial, Inc. in a private placement on December 20, 1996. See "Liquidity and Capital Resources" and Note 4 to the accompanying consolidated financial statements, for further discussion.

     Interest expense decreased 13.8% to approximately $7.4 million for 1997 as compared to approximately $8.6 million for 1996 primarily due to the early extinguishment of debt during the fourth quarter of 1996. See "Liquidity and Capital Resources" and Note 10 to the accompanying consolidated financial statements, for further discussion.

     Interest income was higher for 1997 as compared to 1996 due to increases in the average daily invested amounts.

     During the fourth quarter of 1997, the Company recorded equity in the loss of affiliate of $720,000 based upon it's share of the losses of Checkers for December 1997 and the amortization of related goodwill. See "Item 1: Business, Recent Acquisitions" and Note 2 to the accompanying Consolidated Financial Statements.

         The Company's 1997 tax provision is approximately $455,000 representing estimated state taxes versus a prior year net tax provision of $675,000 (obtained by netting the tax benefit line with the tax expense of approximately $1.4 million which has been netted against the extraordinary gain). Of the prior year net amount, $575,000 related to state taxes expected to be payable and $100,000 related to reduction of an IRS receivable for a NOL carryback to 1987, 1988, and 1989, further described in Note 13 to the accompanying consolidated financial statements. See earlier discussion above concerning the extraordinary gain.

Fiscal Year Ended December 29, 1996 Compared with Fiscal Year Ended December 31, 1995

     Systemwide sales declined 11% for 1996 to approximately $316.7 million compared with approximately $355.7 million in 1995. This decrease is attributable to the comparatively lower number of units in operation in 1996 and to same store sales declines of 7% systemwide. The decline in same store sales is primarily due to the lower customer counts experienced upon the elimination of deep discounting programs in the third and fourth quarters of 1996 and to the reduced media spending in the fourth quarter of 1996.

     Total Company revenues decreased 14% to approximately $162.8 million in 1996 compared with approximately $188.9 million in 1995. Company-owned restaurant sales decreased 14% to approximately $156.5 million due to fewer Company units in operation, a 6% decline in same store sales, and a decline of approximately $9 million due to the Company's operating agreement with CKE, as discussed in "Liquidity and Capital Resources." During 1996, the Company opened 6 units, closed 8 units, and transferred operational responsibility to CKE for 28 units. Franchisees, exclusive of CKE, opened 15 units and closed 26 units. Five of the Company closures which were in the Montgomery DMA were sold in September, 1996.

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

     General and administrative expenses decreased in 1996, on both a dollar and a percentage of sales basis. This decrease is caused primarily by reductions in the corporate and field operations staffs, and by lower levels of bad debt and other dead project charges, partially offset by higher legal fees.

     Depreciation and amortization decreased to approximately $9.8 million in 1996 as compared to approximately $13.0 million for the prior year. This decrease is primarily due to asset writedowns associated with the adoption of SFAS 121 at the beginning of the fourth quarter 1995, to a decrease in the number of properties being operated by the Company, and to a segregation into Owner expense of depreciation and amortization associated with the CKE-operated properties.

     Owner expense of approximately $744,000 for 1996 represent the Company's segregated ownership cost related to the 28 units operated by CKE. These expenses consist primarily of depreciation and amortization associated with the properties.

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

         The Company's net tax provision is approximately $675,000 (obtained by netting the tax benefit line with the tax expense of approximately $1,350,000 which has been netted against the extraordinary gain). Of the net amount, $575,000 is related to state taxes expected to be payable and $100,000 related to reduction of an IRS receivable for a NOL carryback to 1987, 1988, and 1989, further described in Note 13 to the accompanying consolidated financial statements. See earlier discussion above concerning the extraordinary gain.

Liquidity and Capital Resources

         The Company's cash flow from operating activity was approximately $8.3 million for 1997 compared with approximately $543,000 for 1996 and approximately $8.5 million for 1995. The notable increase in 1997 from 1996 resulted primarily from changes in working capital, specifically the increased balances in accounts payable and accrued liabilities compared to a significant decreases in 1996. The decreased balances in accounts payable in 1996 was due to decreased food and paper costs as a percentage of sales and to decreased overall sales volumes. The decreased overall sales volumes are attributable to the factors discussed above in the year to year comparisons.

         Capital expenditures of approximately $6.8 million for 1997 were funded primarily through sales of surplus properties and existing cash balances. Approximately $4.8 million of these expenditures were for the construction or conversion of new stores in 1997. Additionally, in 1997, $510,000 was spent to add dining rooms to three test units and $158,000 had been spent adding dining rooms to two other units, completion of which occurred during 1998. Remaining capital expenditures in 1997 of $1.4 million were primarily for the purchase and installation of certain replacement equipment and menuboards as well as the purchase of the land.

         In July 1997, the Company acquired 10 units located in Arkansas from a franchisee for approximately $2.8 million, including $2.2 million in cash. In addition, the Company assumed five ground lease obligations, five ground and building lease obligations and entered into three additional ground leases. The cash disbursed in payment of the purchase price was reduced by certain amounts owed by the seller to the Company.

         The Company plans to use available cash flow to open additional indoor dining facilities in 1998. The number of units to be opened will be dependent on, among other factors, analysis of the five test units, permitting issues, cost engineering issues and available cash flow.

         In January 1996, the Company repurchased, in two transactions, approximately $22 million face value of its 9 7/8% Senior Notes due in the year 2000. The Notes were purchased from GIANT GROUP, LTD. ("GIANT") at a price of $678.75 per $1,000 principal amount, representing the market closing price on the last business day prior to the repurchase date. The first transaction involved the repurchase of approximately $16 million face value of the Notes for approximately $11.1 million in cash. The second transaction involved the purchase of approximately $6 million face value of the Notes in exchange for a short-term note of approximately $4.1 million due in three installments of principal and interest, bearing interest at prime. The Company paid the final installment together with accrued interest on this note on September 27, 1996. Prior to the Senior Notes repurchases, the Company's Board of Directors had received an independent opinion from an investment banking firm as to the fairness of the transactions. Additionally, in four separate transactions during the fourth quarter 1996, the Company repurchased approximately $4.7 million face value of the Senior Notes from various other bondholders for approximately $4.5 million in cash. As a result of these debt repurchases, the annualized ongoing interest payments on the Senior Notes have been reduced by approximately $2.6 million per year to approximately $5.8 million.

         Principal payments of debt and capital leases totaled approximately $1.5 million during 1997. The Company is required to make a mandatory sinking fund payment on June 15, 1999 calculated to retire 33 1/3% in aggregate principal amount of the Senior Notes issued with the balance maturing on June 15, 2000. The repurchase discussed above reduces such sinking fund requirement to approximately $1.6 million from approximately $28.3 million.

          The Company is actively marketing the assets included in the caption "Assets held for sale" in the accompanying consolidated balance sheet and expects realization in cash over the next 12 months, although actual timing of such cash flows cannot be predicted. The Company expects cash generated from these assets to decline as the amount of assets held for sale decreased from $2.0 million in 1996 to $1.1 million in 1997. The assets contained in this caption are recorded at management's current estimate of fair market value less costs to sell. There can be no assurances that these values will be realized.

         On July 1, 1996, the Company entered into a ten-year operating agreement with Carl Karcher Enterprises, Inc., a subsidiary of CKE Restaurants, Inc. (collectively referred to as "CKE"). Pursuant to the agreement, 29 (2 of which have been converted to a Carl's Jr. format) Rally's-owned restaurants located in California and Arizona are being operated by CKE. The Company retains ownership in the restaurants and receives from CKE a percentage of gross revenues referred to in the financial statements as Owner fee income. This income is offset by the Company's segregated ownership costs related to these units, referred to as Owner expenses in the financial statements and consists primarily of noncash expenses of depreciation and amortization. The agreement has improved cash flow, generating cash flow of approximately $790,000 in 1997 and $340,000 in the last six months of 1996.

         The Company completed its Shareholder Rights Offering on September 20, 1996. The Offering raised over $10.8 million in gross proceeds, offset by legal and other issuance costs of approximately $437,000. In addition to the approximate $10.8 million of gross proceeds provided by the Offering, the Warrants, if exercised, would provide approximately $10.8 million for the Company's future growth. The proceeds from the Offering have been used in 1997 to retire debt of approximately $4.5 million and the remainder has been used primarily in 1997 for new store construction, refurbishment of some existing restaurants and for other general corporate purposes.

         On October 21, 1996, the Company was notified by the indenture trustee that the noteholder consent it had been soliciting had been approved by the required majority of the holders of record of its 9 7/8% Senior Notes due 2000. The consent will allow two of the Company's current stockholders, CKE and Fidelity National Financial, Inc. and/or their affiliates, to acquire 35% or more of the outstanding shares of the Company's common stock without triggering "Change in control" provisions requiring the Company to offer to purchase the Senior Notes at 101% of their face value. This gives the Company greater flexibility to raise capital in the future, and it gives two of its largest stockholders the ability to increase their investment in the Company.

         On December 20, 1996, the Company issued warrants (the "Warrants") to purchase an aggregate of 1,500,000 restricted shares of its Common Stock to CKE and Fidelity National Financial, Inc. The Warrants have a three-year term and became exercisable on December 20, 1997. The exercise price is $4.375 per share, the closing price of the Common Stock on December 20, 1996. The underlying shares of Common Stock have not been registered with the Securities and Exchange Commission and, therefore, are not freely tradable. If exercised, the Warrants would provide approximately $6.6 million in additional capital to the Company. See Note 4 to the accompanying consolidated financial statements for further discussion.

         Management has plans in place to improve profitability and cash flows from operations. Additionally, management believes that, given the improvements in operating results, the Company will realize the positive cash flows from the exercise of Warrants discussed in Note 4. The Company believes existing cash balances and cash flow from operations should be sufficient to fund its current operations and obligations. The ability of the Company to satisfy its obligations under the Senior Notes, however, continues to be dependent upon, among other factors, the Company successfully increasing revenues and profits.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

         Not applicable.


Item 8.  Financial Statements and Supplementary Data

                    RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except shares and per share amounts)

                                                                                                    December 29,   December 28,
                                                                                                     1996             1997
                                                                                                   -------------  --------------
ASSETS
Current assets:
   Cash and cash equivalents                                                                       $   2,285      $    4,008
   Restricted cash                                                                                     1,649           1,380
   Investments                                                                                         1,958             446
   Royalties receivable, net of a reserve for doubtful accounts of $1,405 and $231,                      437             394
     respectively
   Accounts and other receivables (including $565 and $1,078, respectively, from related
     parties), net of a reserve for doubtful accounts of $301 and $200, respectively                   1,698           1,555
   Inventory, at lower of cost or market                                                                 794           1,052
   Prepaid expenses and other current assets                                                             999           1,057
   Assets held for sale                                                                                  596           1,076
                                                                                                   -------------  --------------
         Total current assets                                                                         10,416          10,968

Assets held for sale                                                                                   1,426               -
Property and equipment, net                                                                           69,806          68,067
Investment in affiliate                                                                                    -          24,988
Notes receivable, (including $127 and $86, respectively, from related parties),  net of a
   reserve for doubtful accounts of $853 and $231, respectively                                          773             872
Goodwill, less accumulated amortization of $2,243 and $2,811, respectively                            10,482           9,913
Reacquired franchise and territory rights, less accumulated amortization of $1,984 and                11,439          12,758
  $2,991, respectively
Other intangibles, less accumulated amortization of $2,459 and $2,894, respectively                    4,769           4,334
Other assets, less accumulated amortization of $1,101 and $1,400, respectively                         3,147           2,397
                                                                                                   -------------  --------------
         Total assets                                                                              $ 112,258      $  134,297
                                                                                                   =============  ==============


LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                                                 $  4,884       $   7,076
   Accrued liabilities                                                                                13,600          13,507
   Current maturities of long-term debt and obligations under capital leases                           1,484           1,194
                                                                                                   -------------  --------------
         Total current liabilities                                                                    19,968          21,777

Senior notes, net of discount of $429 and $321, respectively                                          57,897          58,005
Long-term debt, less current maturities                                                                4,775           4,017
Obligations under capital leases, less current maturities                                              5,408           5,228
Other liabilities                                                                                      4,845           3,757
                                                                                                   -------------  --------------
         Total liabilities                                                                            92,893          92,784
                                                                                                   -------------  --------------

Commitments and contingencies (Note 12)

Shareholders' equity:
   Preferred stock, $.10 par value, 5,000,000 shares authorized,  -0- and 45,667 shares
     issued, respectively                                                                                  -               5
Common stock, $.10 par value, 50,000,000 shares authorized, 20,788,000 and 24,836,900 shares
   issued, respectively                                                                                2,079           2,484
Additional paid-in capital                                                                            71,023          97,277
Less:  Treasury stock, 273,445 shares, at cost                                                        (2,108)         (2,108)
Retained deficit                                                                                     (51,629)        (56,145)
                                                                                                   -------------  --------------
         Total shareholders' equity                                                                   19,365          41,513
                                                                                                   =============  ==============
         Total liabilities and shareholders' equity                                                $ 112,258      $  134,297
                                                                                                   =============  ==============

 The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.


                                      RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (In thousands, except per share amounts)

                                                                                 Fiscal Years Ended
                                                                 ----------------------------------------------------
                                                                  December 31,      December 29,      December 28,
                                                                      1995              1996              1997
                                                                 ----------------  ----------------  ----------------
REVENUES:
   Restaurant sales                                               $     181,778     $     156,445     $     139,350
   Franchise revenues and fees                                            7,081             5,867             4,838
   Owner fee income                                                           -               440               742
                                                                  ----------------  ----------------  ----------------
         Total revenues                                                 188,859           162,752           144,930
                                                                  ----------------  ----------------  ----------------

COSTS AND EXPENSES:
   Restaurant costs of sales                                             64,813            53,712            45,241
   Restaurant operating expenses, exclusive of depreciation and
     amortization and advertising and promotion expenses                 83,671            69,164            59,629
   General and administrative expenses                                   19,606            17,397            15,451
   Advertising and promotion expenses                                    13,188             7,767             9,948
   Depreciation and amortization                                         13,006             9,838             9,106
   Owner expense                                                              -               744             1,137
   Warrant expense                                                            -                20               940
   Provision for restaurant closures and other                           31,045                20               158
                                                                  ----------------  ----------------  ----------------
         Total costs and expenses                                       225,329           158,662           141,610
                                                                  ----------------  ----------------  ----------------

Income (loss) from operations                                           (36,470)            4,090             3,320
                                                                  ----------------  ----------------  ----------------

OTHER INCOME (EXPENSE):
   Interest expense                                                     (10,682)           (8,622)           (7,431)
   Interest income                                                          538               614               749
   Equity in loss of affiliate                                                -                 -              (720)
   Other                                                                    234               (49)               21
                                                                  ----------------  ----------------  ----------------
         Total other (expense)                                           (9,910)           (8,057)           (7,381)
                                                                  ----------------  ----------------  ----------------

Loss before income taxes and extraordinary items                        (46,380)           (3,967)           (4,061)
PROVISION (BENEFIT) FOR INCOME TAXES                                        539              (675)              455
                                                                  ----------------  ----------------  ----------------

Loss before extraordinary items                                         (46,919)           (3,292)           (4,516)
EXTRAORDINARY ITEM (net of tax expense of $1,350)                             -             5,280                 -
                                                                  ----------------  ----------------  ----------------
Net income (loss)                                                  $    (46,919)    $       1,988     $      (4,516)
                                                                  ================  ================  ================

Earnings (loss) per common share:
   Loss before extraordinary item                                 $       (3.00)    $        (.19)    $        (.22)
   Extraordinary item                                                         -               .31                 -
                                                                  ----------------  ----------------  ----------------

Basic earnings (loss) per common share                            $       (3.00)    $         .12     $        (.22)

Diluted earnings (loss) per common share                          $       (3.00)    $         .12     $        (.22)
                                                                  ================  ================  ================
Weighted average shares outstanding                                      15,620            17,007            20,709
                                                                  ================  ================  ================

 The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                    RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (In thousands)

                                                           Common Stock                Preferred Stock
                                                     ---------------------------- ----------------------------
                                                       Shares    Shares              Shares     Shares
                                                     Authorized  Issued    Amount  Authorized   Issued  Amount
                                                     ----------  ------    ------  ----------   ------- ------
Balances at January 1, 1995                           25,000     15,837   $ 1,584      -          -     $  -

Amendment to the Charter (A)                          25,000       -          -        -          -        -
Issuance of common stock                                -            90         9      -          -        -
Treasury stock acquired                                 -          -          -        -          -        -
Net loss                                                -          -          -        -          -        -
                                                      ------     ------   -------    -----      ------  ------
Balances at December 31, 1995                         50,000     15,927     1,593      -          -        -

Issuance of common stock                                -            35         3      -          -        -
Authorization of preferred stock
 (B)                                                    -          -          -      5,000        -        -
Shareholders Rights Offering                            -         4,826       483      -          -        -
Compensatory stock options and
   warrants                                             -          -          -        -          -        -
Net income                                              -          -          -        -          -        -
                                                      ------     ------   -------    -----      ------  ------
Balances at December 29, 1996                         50,000     20,788     2,079    5,000        -        -

Issuance of common stock                                -           140        14      -          -        -
Compensatory stock options and
   warrants                                             -          -          -        -          -        -
Issuance of common stock and
   preferred to acquire
   investment in affiliate                              -         3,909       391      -          46       5
Net loss                                                -          -          -        -          -        -
                                                      ------     ------   -------    -----      ------  ------
Balances at  December 28, 1997                        50,000     24,837   $ 2,484    5,000        46    $  5
                                                      ======     ======   =======    =====      ======  ======

                                                             Treasury Stock
                                                             and Contingent
                                                                 Shares
                                                            ------------------
                                                                                Additional  Retained
                                                                                 Paid-In    Earnings     Total
                                                            Shares    Amount     Capital    (Deficit)   Equity
                                                            ------   --------   ---------   ---------  ---------
Balances at January 1, 1995                                 (239)    $ 2,009)   $  60,610   $ (6,698)   $ 53,487

Amendment to the Charter (A)                                  -         -            -           -          -
Issuance of common stock                                      -         -             194        -           203
Treasury stock acquired                                      (34)        (99)        -           -           (99)
Net loss                                                      -         -            -       (46,919)    (46,919)
                                                            ------   --------   ---------   ---------    --------
Balances at December 31, 1995                               (273)     (2,098)      60,804    (53,617)       6,672

Issuance of common stock                                      -          -             74        -             77
Authorization of preferred stock
 (B)                                                          -          -            -          -           -
Shareholders Rights Offering                                  -          -          9,975        -         10,458
Compensatory stock options and
   warrants                                                   -          -            170        -            170
Net income                                                    -          -            -        1,988        1,988
                                                            ------   --------   ---------   ---------    --------
Balances at December 29, 1996                               (273)     (2,108)      71,023    (51,629)      19,365

Issuance of common stock                                      -          -            264        -            278
Compensatory stock options and
   warrants                                                   -          -            957        -            957
Issuance of common stock and
   preferred to acquire
   investment in affiliate                                    -          -         25,033        -         25,429
Net loss                                                      -          -            -       (4,516)      (4,516)
                                                            ------   --------   ---------   ---------    --------
Balances at  December 28, 1997                              (273)    $(2,108)   $  97,277   $(56,145)    $ 41,513
                                                            ======   ========   =========   =========    ========

----------------------
(A) On May 13, 1995, stockholders of the Company approved a proposal to amend the Certificate of Incorporation to increase the number of authorized shares of Common Stock from 25,000,000 shares to 50,000,000.

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



                                      RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOW
                                                    (In thousands)

                                                                                      Fiscal Years Ended
                                                                        -----------------------------------------------
                                                                         December 31,    December 29,    December 28,
                                                                             1995            1996            1997
                                                                        ---------------  --------------  --------------
CASH FLOWS PROVIDED FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $   (46,919)     $     1,988     $      (4,516)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                           13,006           10,482            10,106
     Extraordinary items, before tax expense of $1,350                            -           (6,630)                -
     Provision for restaurant closures and other                             31,045               20               158
     Provision for losses on receivables                                      1,507              968              (392)
     Other                                                                    2,276            1,245               101
     Loss on sale of property and equipment                                       -                -             1,025
     Warrant expense                                                              -               20               940
     Equity in loss of affiliate                                                  -                -               720
     Changes in assets and liabilities net of effects from business combinations:
       (Increase) decrease in assets:
         Receivables                                                            775             (306)             (331)
         Inventory                                                              (63)             262              (196)
         Prepaid expenses and other current assets                              185              161              (376)
         Other assets                                                           292             (121)              221
       Increase (decrease) in liabilities:
         Accounts payable and accrued liabilities                             7,815           (6,011)            2,083
         Deferred income taxes                                                    -                -              (107)
         Other liabilities                                                   (1,424)          (1,535)           (1,178)
                                                                        ---------------  --------------  --------------
           Net cash provided by operating activities                          8,495              543             8,258
                                                                        ---------------  --------------  --------------

CASH FLOWS PROVIDED FROM (USED IN) INVESTING ACTIVITIES:
   (Increase) decrease in investments                                          (848)           2,975             1,512
   Notes receivable                                                             154              312               256
   Pre-opening costs                                                            (45)            (156)             (237)
   Capital expenditures                                                      (3,405)          (2,306)           (6,845)
   Proceeds from the sale of property and equipment                           4,266            4,392             1,872
   (Increase) decrease in intangible assets                                    (111)             (39)                -
   Acquisition of businesses, net of cash acquired                           (1,931)               -            (2,172)
   Proceeds from the sale of a business                                       2,730                -                 -
                                                                        ---------------  --------------  --------------
           Net cash used in investing activities                                810            5,178            (5,614)
                                                                        ---------------  --------------  --------------

CASH FLOWS PROVIDED FROM (USED IN) FINANCING ACTIVITIES:
   (Increase) in restricted cash                                               (683)            (966)              269
   Payment of organization and development costs                                 (3)               -                 -
   Principal payments of debt                                                (2,114)          (1,696)           (1,075)
   Senior Notes retirement                                                        -          (19,612)                -
   Issuance of common stock, net of costs of issuance                           203           10,535               298
   Principal payments on capital lease obligations                             (604)            (508)             (413)
                                                                        ---------------  --------------  --------------
           Net cash provided from (used in) financing activities             (3,201)         (12,247)             (921)
                                                                        ---------------  --------------  --------------
           Net increase (decrease) in cash                                    6,104           (6,526)            1,723

CASH AND CASH EQUIVALENTS, beginning of period                                2,707            8,811             2,285
                                                                       ----------------  --------------  --------------
CASH AND CASH EQUIVALENTS, end of period                                $     8,811      $     2,285     $       4,008
                                                                        ===============  ==============  ==============

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


                    RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (tabular dollars in thousands, except per share amounts)



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)  Financial Statement Presentation and Organization

              The accompanying consolidated financial statements include Rally's Hamburgers, Inc. and its wholly-owned subsidiaries, each of which is described below. Rally's Hamburgers, Inc. and its subsidiaries are collectively referred to herein as the context requires as "Rally's" or the "Company". The investment in affiliate, which is owned more than 20% and less than 50% represents an investment in Checkers Drive-In Restaurants, Inc. and is recorded on the equity method (see Note 2). All significant intercompany accounts and transactions have been eliminated.

              Rally's is one of the largest chains of double drive-thru restaurants in the United States. At December 28, 1997, the Rally's system included 477 restaurants in 18 states, primarily in the Midwest and the Sunbelt, comprised of 229 Company-owned and operated, 221 franchised and 27 Company-owned restaurants in Western markets which are operated as Rally's restaurants by CKE Restaurants, Inc. ("CKE"), a significant shareholder of the Company, under an operating agreement which began July, 1996. Two additional Company-owned stores covered by the operating agreement have been converted to the Carl's Jr. format and are not included in the above store count. The Company's restaurants offer high quality fast food. The Company serves the drive-thru and take-out segments of the quick-service restaurant industry. The Company opened its first restaurant in January 1985 and began offering franchises in November 1986.

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

     d)  Inventory

              Inventory is valued at latest invoice cost which approximates the lower of first-in, first-out cost or market.

     e)  Supplemental Disclosures of Cash Flow Information

                                                              Fiscal Years Ended
                                               -------------------------------------------------
                                                December 31,     December 29,     December 28,
                                                    1995             1996             1997
                                               --------------- ----------------- ---------------
Interest paid                                  $    10,679     $      8,639      $       7,013
Income taxes paid                                      212              983                545
Capital lease obligations incurred                   1,616              111                386

              On December 18, 1997 the Company acquired approximately 26.3% of the outstanding common stock of Checkers Drive-In Restaurants, Inc. in exchange for common and preferred stock of the Company (see Note 2).

              On February 13, 1995, the Company acquired all of the shares of common stock of Hampton Roads Foods, Inc. (a Louisiana corporation) and certain of the assets of HRF, Inc. (a Virginia corporation), collectively referred to as "HRF." On July 9, 1997, the Company acquired from Arkansas Investment Group, Inc., substantially all the operating assets employed in the franchisee Rally's restaurants.

         The purchases were recorded as follows:

                                                           Fiscal Year            Fiscal Year
                                                              Ended                  Ended
                                                         -----------------      -----------------
                                                           December 31,           December 28,
                                                               1995                   1997
                                                         -----------------      -----------------
           Fair value of assets acquired                 $     9,133            $     2,800
           Cash paid                                          (2,125)                (2,200)
                                                         =================      =================
           Liabilities assumed, receivables forgiven     $     7,008            $       600
                                                         =================      =================

              On January 30, 1995, the Company sold all of the shares of common stock of Beaman Corporation, its wholly-owned modular building subsidiary, for approximately $3.1 million, of which approximately $2.7 million was received in cash. As a result of the sale of Beaman, the Company recorded the net present value of a non-interest bearing note of approximately $347,000.

              The Company recorded in 1996 approximately $547,000 in notes receivable primarily as the result of the sale of five of its restaurants in Montgomery, Alabama. These non-cash transactions have been excluded from the consolidated statements of cash flows.

              During fiscal 1995, 1996, and 1997, the Company accepted notes due within two to five years, bearing interest at rates previously specified in the underlying franchise agreements, for certain receivables from franchisees in the aggregate amount of approximately $542,000 for 1995, approximately $340,000 for 1996 and approximately $493,000 for 1997.

              For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents at December 29, 1996 and December 28, 1997 were approximately $976,000 and $2.3 million, respectively.

     f)  Earnings (Loss) Per Common Share

              Basic earnings (loss) per common share is calculated based upon the Company's reported income and the weighted average common shares outstanding of 15,620; 17,007 and 20,709 for fiscal years 1995, 1996 and 1997, respectively. The income and average shares outstanding for purposes of the computation of diluted earnings per share are the same as for the computation of basic earnings per share. Potentially dilutive convertible preferred stock (see Note 2), common stock warrants (see Notes 4 and 17) and common stock options (see Notes 4 and 14) have no effect as they are anti-dilutive for all periods presented.

     g)  Stock Options

              As discussed in Note 14, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS
         123), "Accounting for Stock-Based Compensation".

     h)   Impairment of Long-Lived Assets

              As discussed in Note 16, during the fourth quarter of 1995, the Company early adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121).

     i)   Income Taxes

              The Company accounts for income taxes under the asset or liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     j)   Disclosures about Fair Values of Financial Instruments

              The balance sheets as of December 29, 1996 and December 28, 1997, reflect the fair value amounts which have been determined, using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

              Cash and cash equivalents, receivables - Due to the short maturity of these items, the carrying amounts are a reasonable estimate of their fair value.

              Investments and Senior Notes - The fair values of investments and Senior Notes are based upon quoted market prices.

              Long-term debt - The fair value of long-term debt approximates the carrying value due to all significant amounts bearing interest at rates which are variable or approximate a rate estimated to be available currently.

              The following summarizes the carrying values and fair values of financial instruments:

                                                  December 29, 1996                  December 28, 1997
                                                  -----------------                  -----------------
                                           Carrying Value     Fair Value      Carrying Value     Fair Value
                                          ---------------------------------------------------------------------
Cash and Cash Equivalents                         $  3,934         $  3,934          $  5,388         $  5,388
Investments                                          1,958            1,958               446              446
Senior Notes                                        57,897           54,500            58,005           55,200
Long-term debt                                       5,874            5,874             4,798            4,798


     k)  Goodwill, Reacquired Franchise Rights, Other Intangibles and Other
Assets

              Goodwill, reacquired franchise and territory rights, other intangibles and other assets are being amortized using the straight-line method over the following periods:

                                             Amortization
                                                Period
                                           ------------------
Goodwill                                    5, 20-25 years
Reacquired franchise and territory            5-20 years
   rights
Other intangibles                             3-25 years
Other assets                                  3-25 years

              Subsequent to the intangibles' acquisition, the Company evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill and other intangibles may warrant revision or that the remaining balance of goodwill and other intangibles may not be recoverable. When factors indicate that goodwill or other intangibles should be evaluated for possible impairment, the Company utilizes the procedures as set forth in SFAS No. 121 and discussed in Note 16, Impairment of Long-Lived Assets.

     l)  Owner Fee Income and Expense

              Revenue received as a result of the operating agreement with CKE is referred to as Owner fee income in the accompanying consolidated financial statements. Expenses related to the ongoing investment in the CKE-operated restaurants consist primarily of depreciation and amortization and are referred to as Owner expenses in the accompanying consolidated financial statements.

     m)  Advertising Costs

              It is the Company's policy to expense advertising costs as incurred in accordance with Statement of Position 93-7. The amounts expensed for fiscal years ended December 31, 1995, December 29, 1996 and December 28, 1997 were approximately $13,188,000, $7,767,000 and $9,948,000, respectively, as reflected on the Consolidated Statements of Operation.

     n)  Reclassifications

              Certain items have been reclassified in the accompanying consolidated financial statements for prior periods in order to be comparable with the classification adopted for the fiscal year ended December 28, 1997. Such reclassifications had no effect on previously reported net income.

2.    ACQUISITIONS

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

         On December 18, 1997, the Company acquired approximately 19.1 million shares (the "Checkers Shares") of the common stock, $0.001 par value per share (the "Checkers Common Stock"), of Checkers Drive-In Restaurants, Inc., a Delaware corporation ("Checkers"), pursuant to that certain Exchange Agreement, dated as of December 8, 1997 (the "Exchange Agreement"), between Rally's, CKE Restaurants, Inc, ("CKE"), Fidelity National Financial, Inc. ("Fidelity"), GIANT GROUP, LTD. ("GIANT") and the other parties named in the Exchange Agreement. CKE, Fidelity and GIANT beneficially owned 5,278,015 shares, 2,759,788 shares and 3,136,849 shares, respectively, of Rally's Common Stock prior to the consummation of the Exchange Agreement, approximately 23.9%, 12.7% and 15.2% of the then outstanding shares of Rally's Common Stock. In addition, Terry Christensen, William Foley, II, David Gotterer, Andrew Puzder, Burt Sugarman and C. Thomas Thompson, who are Directors of Rally's, are parties to the Exchange Agreement. Mary Hart Sugarman, AJ Sugarman and Al Sugarman, who also participated in the exchange, are related to Burt Sugarman.

         In consideration of the acquisition of the Checkers Shares, Rally's issued 3,909,336 shares of its common stock, $.10 par value per share (the "Rally's Common Stock"), and 45,667 shares of its Series A Participating Preferred Stock, $.10 par value per share (the "Rally's Preferred Stock"). A dividend of $43.50 per share will accrue on the Rally's Preferred Stock unless converted to Rally's Common Stock prior to July 31, 1998. The parties to the Exchange Agreement, who own a majority of Rally's Common Stock, have agreed to vote in favor of conversion. The Rally's Preferred Stock will be converted into 4,566,700 shares of Rally's Common Stock upon approval of such conversion by Rally's stockholders. The exchange ratio used to determine the number of shares of Rally's Common Stock (including the shares to be issued upon conversion of the Rally's Preferred Stock) to be issued pursuant to the Exchange Agreement was based upon the average closing price of the Checkers Common Stock and the Rally's Common Stock for the five trading days preceding the public announcement of the proposed exchange on September 19, 1997.

         This stock acquisition was accounted for as a long term asset under "Investment in Affiliate" using the equity method of accounting with an initial investment value of $25.4 million, based upon the market value of the Rally's Common Shares issued and issuable upon conversion of the Rally's Preferred Stock issued. This investment represented 26.3% interest in Checkers. The allocation of the purchase price of this investment has not yet been finalized. For purposes of computing Rally's 1997 equity in the loss of Checkers, the $12.5 million excess of the investment over the pro-rata portion of Checkers' book value acquired has been treated as an intangible asset with a 20 year life. The 1997 equity in the loss of affiliate of $720,000 includes $52,000 of intangible amortization.

3.   RESTAURANT CLOSURES AND OTHER

         Certain charges in fiscal years 1995, 1996 and 1997 have been aggregated and segregated into the caption "Provision for Restaurant Closures and Other" in the accompanying Statements of Operations. These items represent estimates of the impact of management decisions, which have been made at various points in time in response to the Company's sales and profit performance and the then-current revenue building and profit enhancing strategies.

         In summary and chronologically, the decisions that had been reached in 1994 were to abandon additional real estate development projects and certain investment in infrastructure (approximately $5.3 million) and to abandon additional projects and franchise or otherwise dispose of up to 60 Company restaurants (approximately $12.0 million). During 1995, the Company concluded that much of its 1994 plan of disposal would not be executable. As a result, the Company decided to (i) close up to 16 of the original 60 restaurants included in the 1994 disposal plan, (ii) close nine poor performing restaurants in its core markets, (iii) write-off estimated exposure resulting from the default of a subleasee/franchisee in a former Company market, (iv) record additional writedowns of modular building value, (v) record writedowns to sales price less cost to sell of all properties auctioned in fourth quarter of 1995 (vi) record asset writedowns and occupancy exposure related to the default of a tenant for five of the units closed under the 1994 plan and (vii) record other changes in estimates related to the Company's surplus properties. The charges for the above 1995 items totaled approximately $17.3 million. Also reflected in this caption for fiscal 1995 is an approximate $13.7 million charge related to the Company's adoption of Statement of Financial Accounting Standards No. 121 ("SFAS 121) further discussed in Note 16.

         Included in this caption for fiscal 1996 are charges of approximately $911,000 related to the write-down and sale of assets offset by approximately $891,000 resulting from a reduction in surplus property reserves related to Management's decision to re-open three units previously closed and to continue to operate a fourth unit that had been designated for closure. During 1997, the Company recorded provisions of $33,000 and $199,000 to write-off leasehold improvements and future rental costs associated with the Louisville corporate office and regional offices. Additionally in 1997, the Company recorded gains on held for sale properties of $74,000.

         The following summarizes the components of the provision for restaurant closures and other as well as the year end balances of certain related reserves.

                                                December           December            December
                                                31, 1995           29, 1996            28, 1997
                                                --------           --------            --------
Provisions -
----------
Abandoned projects & expected store closings
    Fixed asset writedowns                     $     5,484       $         87         $        33
    Future occupancy costs                           5,283                  -                 199
Modular building writedowns                          2,058                  -                   -
Excess land writedowns                               2,600                  -                   -
Surplus equipment writedowns                         1,920                  -                   -
Reduction in loss estimate on previously
    reserved locations                                   -              (891)                (74)

SFAS 121 impairment writedowns (see
    Note 16)                                        13,700                824                   -
                                               ------------       ------------        ------------
PROVISION FOR RESTAURANT
   CLOSURES AND OTHER                               31,045                 20                 158
                                               ============       ============        ============
Reserves -
--------
Closed store reserve - current (see Note 8)          2,767              1,964               1,493
Closed store reserve - long term (see Note 9)        6,908              3,881               3,065
                                               ============       ============        ============
TOTAL CLOSED STORE RESERVES                          9,675              5,845               4,558
                                               ============       ============        ============

4.   RELATED PARTY TRANSACTIONS

     a)  Issuance of Warrants

              On December 20, 1996, the Company issued warrants (the "Warrants") to purchase an aggregate of 1,500,000 restricted shares of its Common Stock to CKE and Fidelity National Financial, Inc. The Warrants were granted as an incentive to CKE and Fidelity to continue to participate in the identification and exploitation of synergistic opportunities with the Company. The Warrants have a three-year term and became exercisable on December 20, 1997. The exercise price is $4.375 per share, the closing price of the Common Stock on December 20, 1996. The underlying shares of Common Stock have not been registered with the Securities and Exchange Commission and, therefore, are not freely tradable. If exercised, the Warrants would provide approximately $6.6 million in additional capital to the Company. The Company obtained a valuation analysis from an investment banking firm of national standing. Such analysis estimated the value of the Warrants to be approximately $960,000. Approximately $20,000 and $940,000 was expensed in 1996 and 1997, respectively.

     b)  West Coast Operating Agreement

              On July 1, 1996, the Company entered into a ten-year Operating Agreement with Carl Karcher Enterprises, Inc., a subsidiary of CKE Restaurants, Inc. (collectively referred to as "CKE"). CKE is the operator of the Carl's Jr. restaurant chain. Pursuant to the agreement, 29 Rally's owned restaurants located in California and Arizona are being operated by CKE, two of which are converted to a Carl's Jrs. format. Such agreement is cancelable after an initial five-year period, at the discretion of CKE. A portion of these restaurants, at the discretion of CKE, will be converted to the Carl's Jr. format. To date, two restaurants have been converted. The agreement was approved by a majority of the independent Directors of the Company. Prior to the agreement, the Company's independent Directors had received an opinion as to the fairness of the agreement, from a financial point of view, from an investment banking firm of national standing.

              Under the terms of the Operating Agreement, CKE is responsible for any conversion costs associated with transforming restaurants to the Carl's Jr. format, as well as the operating expenses of all the restaurants. Rally's retains ownership of all 29 (two of which are Carl's Jrs.) restaurants and is entitled to receive a percentage of gross revenues generated by each restaurant. In the event of a sale by Rally's of any of the 29 restaurants, Rally's and CKE would share in the proceeds based upon the relative value of their respective capital investments in such restaurant.

     c)  Option Grants to Non-employees

              During 1996, the Company granted 150,000 options to certain individuals not employed by the Company for services provided. Approximately $84,000 has been expensed for these grants in General and Administrative Expenses in the accompanying 1996 Statement of Operations. Such options were granted at the market values on the dates of grant, were immediately exercisable and expire in five years.

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

              Effective November 30, 1997, the Company entered into a Management Services Agreement, pursuant to which certain of the management of Checkers Drive-In Restaurants, Inc. ("Checkers") is providing key services to Rally's, including executive management, financial planning and accounting, franchise administration, purchasing and human resources. In addition, Rally's and Checkers share certain of their executive officers, including Chief Executive Officer and the Chief Operating Officer. The total cost of these services was $95,000 in 1997.

              See Note 2. Acquisitions for other related party transactions "the Exchange Agreement".

         Summary of Related Party Transactions
         -------------------------------------

                                                                  December 29,       December 28,
                                                                     1996               1997
                                                                 ---------------------------------
         Balance Sheet Amounts
         ---------------------
         Accounts receivable                                     $     565             $     1,078
         Notes receivable                                              127                      86
         Investment in affiliate                                         -                  24,988
         Accounts payable                                               95                     520
         Accrued liabilities                                            60                      65

                                                                     Fiscal Years Ended
                                                     ---------------------------------------------------
                                                      December 31,     December 29,      December 28,
                                                          1995             1996              1997
                                                     ---------------  ---------------- -----------------
         Revenue and Transaction Amounts
         -------------------------------
         Repurchase of Senior Notes (gross gain)     $         -           $    6,339      $          -
         Royalty fees                                      2,407                    -                 -
         Owner fee income                                      -                  440               742
         Rental income                                       262                    -                 -
         Interest income                                      16                   49                52
                                                     =============       ==============    ==============
                                                     $     2,685           $    6,828      $        794
                                                     =============       ==============    ==============

         Expense Amounts
         ---------------
         Legal                                       $       777        $      1,024     $       1,017
         Rent Expense                                        292                 470               396
         Owner expense                                         -                 744             1,137
         Interest expense                                      -                 180                 -
         Compensatory stock options and
            Warrants                                           -                 170               940
         Management Services Agreement                         -                   -                95
                                                     ===============    ==============  ================
                                                     $     1,069        $      2,588      $      3,585
                                                     ===============    ==============  ================

5.   RESTRICTED CASH

         Restricted cash consists of amounts held in various Certificates of Deposit as collateral for Letters of Credit and daily Automated Clearing House ("ACH") transactions.

6.   INVESTMENTS

         All of the Company's investment securities are deemed as "available-for-sale" under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, investments are reported at fair value with unrealized holding gains and losses, excluding those losses considered to be other than temporary, reported as a net amount in a separate component of shareholders' equity. Provisions for declines in market value are made for losses considered to be other than temporary. Realized gains or losses from the sale of investments are based on the specific identification method.

         No unrealized gains or losses were recorded for any period presented, due to the quoted market prices of the Company's investments approximating the cost. Investments consist of:

                                                         December 29,      December 28,
                                                             1996              1997
                                                       ----------------- -----------------
                 US Government and Agencies                    $    500        $        -
                 Mortgage - backed Securities                     1,458               446
                                                       ================= =================
                                                                $ 1,958        $      446
                                                       ================= =================

         The contractual maturity of the mortgage-backed securities as of December 28, 1997 was: $43 within five years, $403 over 10 years.

         The proceeds from the sale of investments and related gross gains and losses for the twelve months ended December 31, 1995, December 29, 1996 and December 28, 1997 were as follows:

                                                                             Fiscal Years Ended
                                                          ---------------------------------------------------------
                                                            December 31,        December 29,        December 28,
                                                                1995                1996                1997
                                                          -----------------    ----------------    ----------------
                  Proceeds from the sale of investments   $      15,653        $     10,531        $         3,674
                  Gross gains realized                               56                -                         6
                  Gross losses realized                            -                     (4)                     -

7.   NET PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                  December 29,      December 28,
                                                                      1996              1997
                                                                 ----------------  ----------------
                  Land                                           $      14,074     $       14,145
                  Buildings and leasehold improvements                  47,463             52,196
                  Equipment, furniture and fixtures                     41,312             40,582
                                                                 ----------------  ----------------
                                                                       102,849            106,923
                  Less accumulated depreciation                        (37,518)           (42,872)
                                                                 ----------------  ----------------
                                                                        65,331             64,051
                                                                 ----------------  ----------------
                  Property held under capital lease                      6,145              6,145
                  Less accumulated amortization                         (1,670)            (2,129)
                                                                 ----------------  ----------------
                                                                         4,475              4,016
                                                                 ================  ================
                  Net property and equipment                     $      69,806     $       68,067
                                                                 ================  ================

8.   ACCRUED LIABILITIES

         Accrued liabilities (current) consist of the following:

                                                                    December 29,    December 28,
                                                                        1996            1997
                                                                   --------------- --------------
                  Payroll and payroll taxes                        $     2,245      $    1,944
                  Closed store reserve                                   1,964           1,493
                  Workers compensation                                   2,367           2,272
                  Bonuses and severance                                    979             712
                  Step leases                                              975             984
                  Accrued income taxes                                     935             828
                  Sales taxes                                              783           1,013
                  Legal fees and settlements                               380           1,478
                  Other                                                  2,972           2,783
                                                                   =============== ==============
                                                                   $    13,600      $   13,507
                                                                   =============== ==============

9.   OTHER LIABILITIES

         Other liabilities (non-current) consist of the following:

                                               December 29,    December 28,
                                                   1996            1997
                                              --------------- ----------------

Closed store reserve                          $      3,881      $     3,065
Unfavorable lease loss                                 748              590
Other                                                  216              102
                                              =============== ================
                                              $      4,845      $     3,757
                                              =============== ================

10.  SENIOR NOTES

         On March 9, 1993, the Company sold approximately $85 million of 9 7/8% Senior, Notes due 2000 (the "Notes"). The Company is required to make a mandatory sinking fund payment on June 15, 1999 to retire 33 1/3% in aggregate principal amount of the Notes issued. The Notes are carried net of the related discount, which is being amortized over the life of the Notes. Interest is payable June 15 and December 15. The Notes include certain restrictive covenants, which, among other restrictions, limit the Company's ability to obtain additional borrowings and to pay dividends as well as impose certain change of control provisions, as defined.

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

         The remaining outstanding Notes are publicly traded and at December 28, 1997 had a market value of approximately $55.2 million based on the quoted market price for such notes.

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

11.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                  December      December
                                                                                  29, 1996      28, 1997
                                                                                ------------  -----------
   Notes payable to banks, maturing at various dates through November 10, 2001, secured by property and/or equipment, bearing interest ranging from 1/2%
      above prime to 9.25%. The notes are payable in monthly principal and
      interest installments ranging from $1,531 to 13,333. Interest is payable   $    1,006    $      530
      monthly.

   Note payable to finance company due September 1998, secured by certain equipment, bearing interest at a rate of 7.3%. The note is payable in
      monthly principal and interest installments of $6,762.                            133            59

   Note payable to Company for acquisition of certain markets, secured by certain property and equipment, bearing interest of 8.3%. The note is
      payable in monthly principal and interest installments of $11,494.                 79             0

   Secured notes payable to a bank used to finance equipment and/or modular buildings for franchisees (the Franchisee Loans), maturing at various dates through July 15, 2000, bearing interest at prime plus1/2%. The notes are payable in monthly principal installments of $4,875. Interest is
      payable monthly.                                                                  195           136

   Notes payable to former owners for acquisition of market, secured by common stock of Hampton Roads Foods, maturing March 13, 2001, with outstanding balances due after last monthly payments, bearing interest of
      9.0%. The notes are payable in monthly principal and interest installments
      ranging from $4,742 to $50,211.                                                 4,461         4,073
                                                                                ------------  ------------
                                                                                      5,874         4,798
   Less - Current portion                                                            (1,099)         (781)
                                                                                         --            --
                                                                                ============  ============
                                                                                 $    4,775    $    4,017
                                                                                ============  ============

         At December 28, 1997, the prime rate was 8.50%.

         The following are the remaining annual maturities of long-term debt:

                       Year
                -------------------
                       1998                                     $       781
                       1999                                             727
                       2000                                             578
                       2001                                           2,712
                                                                ============
                                                                $     4,798
                                                                ============


         The Company is subject to certain restrictive covenants under its debt agreements.

         The market value of the Company's long-term debt approximated book value at December 28, 1997. Debt related to the acquisition of Hampton Roads Foods was entered into in 1995 and bears interest at rates which approximate current rates for debt with similar terms. The majority of the remaining long-term debt has contractual rates which vary based on fluctuations in market rates.

12.  COMMITMENTS AND CONTINGENCIES

     (a) Lease Commitments

         The Company leases certain land and buildings generally under agreements with terms of or renewable to 15 to 20 years. Some of the leases contain contingent rental provisions based on percentages of gross sales. The leases generally obligate the Company for the cost of property taxes, insurance and maintenance.

         Following is a schedule by year of future minimum lease commitments under all leases at December 28, 1997:

                                                              Capital          Operating
                            Year                              Leases            Leases
        ---------------------------------------------       -----------       -----------
        1998                                                $    1,035        $    8,466
        1999                                                       997             7,733
        2000                                                       931             6,826
        2001                                                       897             6,489
        2002                                                       889             5,620
        Thereafter                                               5,650            22,165
                                                            -----------       ------------
        Total minimum lease commitments                         10,399        $   57,299
                                                            ===========       ============
        Less amounts representing interest,
           discounted at rates ranging from 10% to              (4,758)
           12%
                                                            -----------
        Present value of minimum lease payments                  5,641
        Current portion of capital lease obligations              (413)
                                                            -----------
        Long-term lease obligations                         $    5,228
                                                            ===========

         The discount rates applicable to the Company's capital leases approximate currently available market rates. Minimum operating lease payments have not been reduced by minimum sublease rentals of $5.6 million due in the future under noncancellable subleases.

         Rent expense consists of:

                                                           Fiscal Years Ended
                                            --------------------------------------------
                                            December 31,     December 29,     December
                                                1995             1996         28, 1997
                                            --------------   --------------   ----------
Minimum rentals - related parties              $     292        $    470       $    396
Minimum rentals - others                           6,641           4,681          4,322
Contingent rentals - others                          173             122             98
                                            ==============   ==============   ==========
                                               $   7,106        $  5,273       $  4,816
                                            ==============   ==============   ==========

(b)   Litigation

         In January and February 1994, two putative class action lawsuits were filed, purportedly on behalf of the stockholders of Rally's, in the United States District Court for the Western District of Kentucky, against Rally's, Burt Sugarman and GIANT and certain of Rally's present and former officers and directors and its auditors. The complaints allege defendants violated the Securities Exchange Act of 1934, among other claims, by issuing inaccurate public statements about the Company in order to arbitrarily inflate the price of its common stock. The plaintiffs seek unspecified damages. On April 15, 1994, Rally's filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied Rally's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification; the plaintiffs renewed this motion, and despite opposition by the defendants, the Court granted such motion for class certification on April 16, 1996, certifying a class from July 20, 1992 to September 29, 1993. In October 1995, the plaintiffs filed a motion to disqualify Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP ("Christensen, Miller") as counsel for defendants based on a purported conflict of interest allegedly arising from the representation of multiple defendants as well as Ms. Glaser's position as both a former director of Rally's and a partner in Christensen, Miller. Defendants filed an opposition to the motion, and the motion to disqualify Christensen, Miller was denied. Fact discovery is set to close in April 1998. No trial date has been scheduled yet. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverages will apply. The defendants deny all wrongdoing and intend to defend themselves vigorously in this matter. Discovery is proceeding. Because these matters are in a preliminary stage, the Company is unable to determine whether a resolution adverse to the Company will have a material effect on its results of operations or financial condition. Accordingly, no provisions for any liabilities that may result upon adjudication have been made in the accompanying financial statements. An estimate of defense costs reimbursable under the Company's directors' and officers' insurance is included in "Other Assets" in the accompanying consolidated financial statements.

         In February 1996, Harbor Finance Partners ("Harbor") commenced a derivative action, purportedly on behalf of Rally's against GIANT and certain of Rally's officers and directors before the Delaware Chancery

     Court. Harbor named Rally's as a nominal defendant. Harbor claims that the directors and officers of both Rally's and GIANT, along with GIANT, breached their fiduciary duties to the public shareholders of Rally's by causing Rally's to repurchase from GIANT certain Rally's Senior Notes at an inflated price. Harbor seeks "millions of dollars in damages", along with rescission of the repurchase transaction. In the fall of 1996, all defendants moved to dismiss the action. The Chancery Court conducted a hearing on November 26, 1996and denied the motions to dismiss on April 3, 1997. The Company denies all wrongdoing and intends to vigorously defend the action. It is not possible to predict the outcome of this action at this time.

         In December 1994, Rally's entered into two franchise agreements with Kader Investments, Inc. ("Kader") for the development and operation of Rally's Hamburgers restaurants in Anaheim, California and Tustin, California. Rally's assisted the franchisee in developing and opening the restaurants. On November 27, 1996, Kader filed a six-count Complaint against Rally's in the California Superior Court for Orange County (Case No. 772257) alleging material misrepresentation, respondent superior, breach of contract, breach of the implied covenant of good faith and fair dealing, fraud and unfair competition. These claims arise out of allegations concerning Rally's offer and sale of two franchises (under a two-store development agreement), and Rally's actions during the term of the agreements. The Complaint seeks as relief rescission of the parties' franchise and development agreements; general damages of at least $1,494,277 and $1,400,000 for the material misrepresentation and fraud counts, respectively; general damages in unspecified amounts as to the other counts; punitive damages in unspecified amounts; and attorneys' fees. Rally's filed an Answer, and intends to file a Cross-Complaint alleging breach of contract. In settlement of the litigation, on December 18, 1997, the parties entered into a memorandum of understanding pursuant to which the Company would purchase Kader's restaurants for $1.65 million. The purchase price will consist of $855,000 in cash, $375,000 in restricted stock and $420,000 in notes, and the transaction is currently scheduled to close on or about April 7, 1998, subject to completion of all necessary documentation and final dismissal. Accordingly, a provision of $754,000 for these liabilities, net of assets to be received upon adjudication, have been made in the accompanying financial statements.

         The Company is involved in other litigation matters incidental to its business. With respect to such other suits, management does not believe the litigation in which it is involved will have a material effect upon its results of operation or financial condition.

(c)  Other Commitments

         The Company is contingently liable on certain franchisee lease commitments totaling approximately $294,000. The Company from time to time negotiates purchase contracts for certain items used in its restaurants in the normal course of business. Although some of these contracts contain minimum purchase quantities, such quantities do not exceed expected usage over the term of such agreements.

13.  INCOME TAXES

         The asset and liability method contemplated by Statement of Financial Accounting Standards No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of substantially all temporary differences between the tax bases and financial reporting bases of assets and liabilities (excluding goodwill).

         The major components of the Company's computation of deferred tax assets and liabilities at December 29, 1996 and December 28, 1997 are as follows:

                                                                            December 29,     December
                                                                                1996         28, 1997
                                                                            --------------  ------------
     Excess of tax depreciation over book depreciation                      $    8,430      $   9,316
     Acquired intangibles with no tax basis                                      2,070          2,070
     Other                                                                          30             17
                                                                            --------------  ------------
       Gross deferred tax liabilities                                       $   10,530      $  11,403
                                                                            ==============  ============

     Net operating loss carryforwards                                       $   12,824      $  17,488
     Amounts accrued for financial  reporting purposes not yet deductible       12,885         10,742
        for tax purposes
     Alternative minimum tax and targeted jobs tax credit carryforwards            937            937
     Other                                                                       1,514          1,230
                                                                            --------------  ------------
       Gross deferred tax assets                                                28,160         30,397
     Less valuation allowance                                                   17,630         18,994
                                                                            --------------  ------------
       Net deferred tax asset                                               $   10,530      $  11,403
                                                                            ==============  ============

         The alternative minimum tax credit carryforward has no expiration. The net operating loss carryforwards will expire approximately $641,000 in 2008, approximately $20.2 million in 2009, approximately $17.5 million in 2010, approximately $1.6 million in 2011 and approximately $10.5 million in 2012. The targeted jobs tax carryforward expires approximately $118,000 in 2006, approximately $184,000 in 2007 and approximately $200,000 in 2008. A valuation allowance of approximately $19.0 million has been established due to the uncertainty of realizing the benefit associated with the net operating loss carryforwards generated in the current and previous years. In addition, pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the utilization of the Company's net operating loss carryforwards to offset future taxable income may be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period. The Company is in the process of determining whether it has experienced one or more ownership changes pursuant to Section 382. If the transactions in 1997 or earlier caused an ownership change(s), the Company may be significantly limited in utilizing its tax net operating loss carryforwards arising before such ownership change(s) to offset future federal taxable income. Similarly, the Company may be limited in utilizing its tax credit carryforwards arising before such ownership change(s) to offset future federal taxable income.

         Income tax expense, including the tax provision on the extraordinary item in 1996, consists of the following:

                                                Fiscal Years Ended
                                      ----------------------------------------
                                       December      December      December
                                       31, 1995      29, 1996      28, 1997
                                      ------------  ------------  ------------
     Current                            $     539      $    675      $    455
     Deferred                                -                -
                                      ============  ============  ============
     Total tax (benefit) expense         $    539      $    675      $    455
                                      ============  ============  ============

         Income tax expense for the year ended December 28, 1997 consist of $455,000 in state income tax expense.

         A reconciliation of the provisions for income taxes with the federal statutory rate is as follows:

                                                        Fiscal Years Ended
                                             -----------------------------------------
                                               December    December 29,    December
                                               31, 1995        1996        28, 1997
                                             ------------- -------------- ------------
     Provision (benefit) computed at          $  (15,770)      $    905    $  (1,330)
        statutory rate
     Tax effect of equity in loss of                   -              -          245
        affiliate
     State and local income taxes, net of
        federal income tax benefit                   736            575          455
     Change in deferred tax asset valuation
        allowance                                 15,352         (1,169)       1,364
     Other                                           221            364         (279)
                                             ============= ============= =============
                                              $      539       $    675    $     455
                                             ============= ============= =============

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

         Had compensation cost for all option grants to employees and directors been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                               1995             1996              1997
                                                               ----             ----              ----
         Net Income (Loss):      As Reported          $     (46,919)     $       1,988      $     (4,516)
                                 Pro Forma                  (47,154)              (699)           (5,577)
         Earnings (Loss) Per
            Common Share:        As Reported          $       (3.00)     $         .12      $       (.22)
                                 Pro Forma                    (3.02)              (.04)             (.27)

         Because the Statement 123 method of accounting has not been applied to options granted prior to January 2, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the pro forma amounts include approximately $16,000, $12,000 and $17,000 in 1995, 1996 and 1997, respectively, related to the purchase discount offered under the 1993 Purchase Plan.

         The Company may sell up to 500,000 shares of stock to its employees under the 1993 Purchase Plan. The Company has sold approximately 51,000 shares, 28,000 shares and 33,000 shares in 1995, 1996, and 1997, respectively, and has sold approximately 161,000 shares through December 28, 1997 since the inception of this plan in 1993. The Company sells shares at 85% of the stock's market price at date of purchase. The weighted average fair value of shares sold in 1995, 1996 and 1997 was approximately $2.06, $3.04 and $3.06, respectively.

         Options to purchase an aggregate of 5.5 million shares of the Company's Common Stock may be granted under the stock option plans, at a price not less than the market value on the date of grant. The Company has granted options on approximately 2.5 million shares under the stock option plans. Outstanding options under the Employees' Plan generally expire ten years after grant. Certain options granted to a former President and Chief Executive Officer of the company expire five years from the date of grant. Options outstanding under the two directors' plans expire five years after grant. Options are exercisable over various periods ranging from immediate to three years after grant depending upon their grant dates and the plan under which the options were granted.

         A summary of the status of all options granted to employees and directors, as well as those options granted to non-employees (see Note 4), at December 31, 1995, December 29, 1996 and December 28, 1997, and changes during the years then ended is presented in the table and narrative below:

                                        December 31, 1995            December 29, 1996            December 28, 1997
                                   -------------------------    ------------------------    --------------------------
                                                   Wtd. Avg.                    Wtd. Avg.                    Wtd. Avg
                                      Shares       Ex Price        Shares       Ex. Price      Shares        Ex. Price
                                     ---------    ------------    ---------     ----------    ----------    ------------
Outstanding at beginning of year        2,225           $4.74        2,219          $4.24         3,664           $2.98
Granted at price equal to market          676            2.88        2,154           2.63           863            3.00
Granted  at  price   greater   than        --              --          176           1.75            --              --
market
Exercised                                  --              --          (9)           3.05          (78)            2.48
Forfeited                               (412)            3.93        (207)           3.34         (429)            2.75
Expired                                 (270)            5.38        (669)           5.62         (161)            3.63
                                     ---------                    ---------                   ----------
Outstanding at end of year              2,219            4.24        3,664           2.92         3,859            2.99
                                     =========                    =========                   ==========
Exercisable at end of year              1,048           $5.09        2,359          $3.21         2,921           $3.07
Weighted  average  of fair value of
options granted                         $1.76                        $1.31                        $1.78

     The Company had approximately 2,225,000 options outstanding as of January 1, 1995, with prices ranging form $2.67 to $9.333. At January 1, 1995, approximately 756,000 options were exercisable at prices ranging from $2.67 to $6.50.

     The following table summarizes information about stock options outstanding at December 28, 1997:

                                 Options Outstanding                                      Options Exercisable
       ------------------------------------------------------------------------     --------------------------------
                                                 Wtd. Avg.
          Range of           Outstanding         Remaining         Wtd. Avg.         Exercisable        Wtd. Avg.
       Exercise Prices          as of           Contractual         Exercise            as of            Exercise
                            Dec. 28, 1997           Life             Price          Dec. 28, 1997         Price
       ----------------    ----------------    ---------------    -------------     ---------------    -------------
        $1.25 to 2.50          874,279              6.7 years         $1.93            420,422             $1.94
         2.50 to 3.75        1,997,330              4.3                2.90          1,813,137              2.91
         3.75 to 5.00          987,350              5.7                4.12            687,350              4.17
                           ------------                                             -----------

        $1.25 to 5.00        3,858,959              5.2                2.99          2,920,909              3.07
                           ============                                             ===========

         For purposes of the pro forma disclosures assuming the use of the fair value method of accounting, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1995, 1996 and 1997, respectively: expected volatility of 45.0 percent,
     45.7 percent, and 47.0 percent; risk-free interest rates of 6.75 percent,
     6.82 percent and 6.26 percent for options granted to employees and 6.54 percent, 6.59 percent and 6.47 percent for options granted to directors; and expected lives for fiscal 1995, 1996 and 1997 of eight years for options granted to employees and five years for options granted to directors. An expected dividend yield of 0 percent was used for all periods based on the Company's history of no dividend payments.

15.  UNAUDITED QUARTERLY FINANCIAL DATA

                                     First        Second       Third        Fourth
                                     Quarter      Quarter      Quarter      Quarter       Total
                                    -----------  -----------  -----------  -----------  -----------
Year Ended December 29, 1996
   Revenues                         $  41,912    $  47,357    $  38,781    $  34,702    $ 162,752
   Income (loss) from operations       (3,369)       2,413        2,632        2,414        4,090
   Net income                             838          111          414          625        1,988
   Earnings (loss) per common
   share:
      Earnings (loss) before             (.24)         .01          .01          .01         (.19)
   extraordinary item
      Extraordinary item                  .29         -             .02          .02          .31
                                    -----------  -----------  -----------  -----------  -----------
   Earnings per common share        $     .05    $     .01    $     .03    $     .03    $     .12
                                    ===========  ===========  ===========  ===========  ===========

Year Ended December 28, 1997
   Revenues                         $  32,595    $  38,090    $  38,522    $  35,723    $ 144,930
   Income from operations               1,015        1,806          543          (44)       3,320
   Net income (loss)                     (952)          92       (1,148)      (2,508)      (4,516)
                                    -----------  -----------  -----------  -----------  -----------
   Loss per common share            $    (.05)   $       -    $    (.06)   $    (.11)   $    (.22)
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

         The Company's past practices of estimating net realizable value for assets to be disposed of are consistent with the Statement's requirements to write down such assets to fair market value less costs to sell and no adjustment regarding such assets was necessary upon adoption of the Statement. The expected disposal dates for these assets are over the next 12 months and consist mainly of surplus land, buildings and equipment. The carrying amounts of such assets to be disposed of are shown separately on the accompanying balance sheets. The majority of assets held for sale resulted from constriction of the Company's development plan and other associated store closings further discussed in Note 3.

         The Company's fourth quarter, 1995 review relating to assets to be held and used indicated that 37 of its 238 operating restaurants met the Company's criteria for impairment review. All of the indicated restaurants were deemed to be impaired based on current estimates of their underlying cash flows and a provision for impairment was recorded in the fourth quarter, 1995 of approximately $13.7 million related to writedowns of the assets associated with these restaurants. Approximately $825,000 of associated intangible assets was included in this writedown. The writedown is included in the caption "Provision for restaurant closures and other." The writedown of these assets resulted in reduced depreciation and amortization expense in the fourth quarter, 1995 of approximately $351,000.

         The magnitude of the writedown noted above resulted primarily from two factors: (1) the review of assets to be held and used at individual restaurant level, a lower level than used in the past and (2) the recent historical and continuing poor operating performance of the restaurants themselves (including the restaurant's 1995 full year performance).

         During 1996, three additional restaurants, due to their continued poor operating performance, were determined to be impaired, resulting in charges of approximately $824,000 included in the caption, "Provision for restaurant closures and other". No additional restaurants were determined to be impaired in 1997. As required by the SFAS 121, the Company will continue to periodically review its assets for impairment where circumstances indicate that such impairment may exist.


17.  SHAREHOLDER RIGHTS OFFERING

         A Shareholder Rights Offering (the "Offering") was completed on September 20, 1996. The Company distributed to holders of record of its Common Stock, as of the close of business on July 31, 1996 (the "Record Date"), transferable subscription rights ("Right(s)") to purchase Units consisting of one share of Common Stock and one Warrant to purchase an additional share of Common Stock. Stockholders received one Right for each share of Common Stock held on the Record Date. For each 3.25 Rights held, a holder had the right to purchase one Unit for $2.25 each. The Offering consisted of 4,825,805 Units. Each Warrant may be exercised to acquire an additional share of Common Stock at an exercise price of $2.25 per share and expires on September 26, 2000. The Company may redeem the Warrants, at $.01 per Warrant, upon 30 days' prior written notice in the event the closing price of the Common Stock equals or exceeds $6.00 per share for 20 out of 30 consecutive trading days ending not more than 30 days preceding the date of the notice of redemption. The Offering was fully subscribed and raised over approximately $10.8 million in gross proceeds, offset by legal and other issuance costs of approximately $437,000. The net proceeds from the Offering were attributable primarily to the sale of the Company's common stock. The amount attributable to the warrants is included in "Additional paid-in capital."

         In addition to the approximately $10.8 million provided by the Rights Offering, the Warrants issued, if exercised, could provide an additional $10.8 million in proceeds. The Company had 15,683,869 shares of Common Stock outstanding on the Record Date. Immediately after the Offering, 20,509,674 shares of Common Stock and 4,825,805 Warrants were outstanding. As of December 28, 1997, 4,813,757 of these Warrants were outstanding. The Warrants are publicly traded and at December 28, 1997 had a market value of approximately $6.3 million based on the quoted market price for such warrants.

     18.  SUBSEQUENT EVENTS

         On January 8, 1998, the Company announced it intends to acquire in open market purchases, from time to time, up to 1,000,000 shares of Common Stock of Checkers Drive-In Restaurants, Inc. As of January 22, 1998, 30,000 shares had been purchased at a price of $1.07 per share.

                    Report of Independent Public Accountants
                    ----------------------------------------


To Rally's Hamburgers, Inc.:

     We have audited the accompanying consolidated balance sheets of Rally's Hamburgers, Inc. (a Delaware corporation) and subsidiaries as of December 29, 1996 and December 28, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended December 28, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. We did not audit the financial statements of Checkers Drive-In Restaurants, Inc. (Checkers), the investment in which is reflected in the accompanying financial statements using the equity method of accounting. The investment in Checkers represents 19 percent of the Company's total assets as of December 28, 1997, and the equity in its net loss represents 16 percent of the Company's net loss. The statements of Checkers were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Checkers, is based solely on the report of the other auditors.

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

     In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Rally's Hamburgers, Inc. and subsidiaries as of December 29, 1996 and December 28, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 1997, in conformity with generally accepted accounting principles.

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


                                                        /s/ ARTHUR ANDERSEN LLP

Louisville, Kentucky
     February 27, 1998

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.


                                    PART III
                                    --------

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


                                     PART IV
                                     -------


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                                 Page Number in
                                                                                 This Form 10-K
                                                                                ------------------
(a)(1)       Index to Consolidated Financial Statements:
             Report of Independent Public Accountants                                  44
             Consolidated Balance Sheets as of December 29, 1996 and
                December 28, 1997                                                      22
             Consolidated Statements of Operations for each of the three
                years in the period ended December 28, 1997                            23
             Consolidated Statements of Shareholders' Equity for each of the
                three years in the period December 28, 1997                            24
             Consolidated Statements of Cash Flow for each of the three
                years in the period ended December 28, 1997                            25
             Notes to Consolidated Financial Statements                                26

(a)(2)       Index to Financial Statement Schedules:
             Report of Independent Public Accountants                                  44
             Schedules as of and for each of the three years in the period ended December 28, 1997:
             Schedule II - Valuation and Qualifying Accounts                           50

     All other schedules have been omitted because the required information is not applicable, not required or is included elsewhere in the financial statements and notes thereto.

(a)(3)   Exhibits:

   Exhibit
   Number     Description of Document
   -------    -----------------------

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

      4.4 Form of Warrant Agreement between Rally's Hamburgers, Inc. and American Stock Transfer & Trust Company, as Warrant Agent, including form of Warrant Certificate (incorporated by reference to Exhibit 4.4 to Rally's Annual Report on Form 10-K for the fiscal year ended December 29, 1996 (the "1996 10-K")).

      4.5 Form of Warrant Agreement between Rally's Hamburgers, Inc. and CKE Restaurants, Inc., including form of Warrant Certificate (incorporated by reference to Exhibit 4.5 to the 1996 10-K).

      4.6 First Amendment to the Indenture (incorporated by reference to Exhibit 4.6 to the 1996 10-K).

      4.7 Other Debt Instruments - Copies of debt instruments for which the related debt is less than 10% of the Company's total assets will be furnished to the Commission upon request.

      4.8 Certificate of Designation for Rally's Series A Participating Preferred Stock.

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

     *10.5     Rally's, Inc. 1990 Stock Option Plan, as amended
               (incorporated by reference to Exhibit 10.5 to the 1996 10-K).
* Compensatory plan required to be filed as an exhibit pursuant to Item 14c of Form 10K.

    *10.6      Rally's Hamburgers, Inc. 1995 Stock Option Plan for
               Non-employee Directors. (Filed as Exhibit A to Rally's definitive Proxy Statement, dated June 19, 1996, for the Annual Meeting of Stockholders held on July 10, 1996, and incorporated herein by reference.)

    *10.7 Employment Agreement between the Company and Evan G. Hughes dated March 28, 1995. (Filed as Exhibit 10.13 to Rally's Quarterly Report on Form 10-Q for the quarter ended April 2, 1995, and incorporated herein by reference.)

    *10.8 Employment Agreement between the Company and Donald E. Doyle dated March 1, 1996. (Filed as Exhibit 10.12 to Rally's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.)

    *10.9      Supplemental Employment Agreement between the Company and Donald
               E. Doyle, dated February 11, 1997 (incorporated by reference to
               Exhibit 10.12 to the 1996 10-K).

     10.10 Operating Agreement by and between Rally's Hamburgers, Inc. and Carl Karcher Enterprises. (Filed as Exhibit 10.43 to CKE Restaurants, Inc.'s Quarterly Report on Form 10-Q for the quarter ended May 20, 1996, and incorporated herein by reference.)

     10.11 Consulting Agreement by and between Rally's Hamburgers, Inc. and CKE Restaurants, Inc (incorporated by reference to Exhibit 10.16 to the 1996 10-K).

     10.12 Exchange Agreement, dated as of December 8, 1997, between Rally's Hamburgers, Inc., CKE, Fidelity, GIANT and the other parties named in Exhibit A thereto (incorporated by reference to Exhibit A to Rally's Statement on Schedule 13D, dated December 18, 1997.

   **10.13 Management Services Agreement, dated November 30, 1997, between Checkers Drive-In Restaurants, Inc. and Rally's Hamburgers, Inc..

   **10.14 Employment Agreement dated November 10, 1997, between the Company, Checkers Drive-In Restaurants, Inc. and Jay Gillespie.

   **10.15 Certificate of Designation of Series A Participating Preferred Stock of Rally's Hamburgers, Inc., dated December 8, 1997.

     10.16 Form 10-K of Checkers Drive-In Restaurants, Inc., filed with the commission on March 30, 1998

     21        Subsidiaries of the Company:
               (a)     Rally's of Ohio, Inc., an Ohio corporation.
               (b)     Self-Service Drive-Thru, Inc., a Louisiana corporation.
               (c)     Rally's Finance, Inc., a Delaware corporation.
               (d)     Rally's Management, Inc., a Kentucky corporation.
               (e)     ZDT Corporation, a Missouri corporation.
               (f)     RAR, Inc., a Delaware corporation.
               (g)     MAC1, Inc., a Delaware corporation.
               (h)     Hampton Roads Foods, Inc., a Louisiana corporation.

     23        Consent of Arthur Andersen LLP

     23.1      Consent of KPMG Peat Marwick, LLP

*    Compensatory  plan required to be filed as an exhibit  pursuant to
     Item 14c of Form 10K.
**   File herewith

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the last quarter of year 1997.

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

                                         RALLY'S HAMBURGERS, INC.
Date:


                                    By:           /s/William P. Foley, II
                                          --------------------------------------
                                                 William P. Foley, II
                                                 Chairman and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                                     Title                              Date
             ---------                                     -----                              ----
/s/ William P. Foley, II               Chairman and Director                             March 27, 1998
-------------------------------------
William P. Foley, II

/s/ Jay Gillespie                      President, Chief Executive Officers and           March 27, 1998
-------------------------------------   Director (Principal Executive Officer)
Jay Gillespie

/s/ Joseph N. Stein                    Executive Vice President,                         March 27, 1998
-------------------------------------    Chief Financial Officer
Joseph N. Stein                          (Principal Financial and Accounting Officer)

/s/ Terry N. Christensen               Director                                          March 27, 1998
-------------------------------------
Terry N. Christensen

/s/ Willie D. Davis                    Director                                          March 27, 1998
-------------------------------------
Willie D. Davis

/s/ David Gotterer                     Director                                          March 27, 1998
-------------------------------------
David Gotterer

/s/ Ronald Maggard                     Director                                          March 27, 1998
-------------------------------------
Ronald Maggard

/s/ Andrew Puzder                      Director                                          March 27, 1998
-------------------------------------
Andrew Puzder

                                       Director                                          March 27, 1998
-------------------------------------
Burt Sugarman

                                Rally's Hamburgers, Inc. and Subsidiaries
                                               Schedule II
                                    Valuation and Qualifying Accounts

                                             (In thousands)

                                                           Additions
                                                    --------------------------
                                      Balance at    Charged to    Charged to
                                       Beginning     Costs and       Other                      Balance at
            Description                 of Year      Expenses      Accounts      Deductions     End of Year
------------------------------------  ------------  ------------  ------------  --------------  ------------
Year Ended December 31, 1995
   Accounts receivable                $       176   $       376   $        18   $          117   $       453
   Royalties receivable                       402           838          (267)              51           922
   Notes receivable                          -              293           249                -           542
                                      ============  ============  ============  ==============  ============
                                      $       578   $     1,507   $         -   $          168   $     1,917
                                      ============  ============  ============  ==============  ============

Year Ended December 29, 1996
   Accounts receivable                        453            54             0              206           301
   Royalties receivable                       922           697           (81)             133         1,405
   Notes receivable                           542           200            81              (30)          853
                                      ============  ============  ============  ==============  ============
                                      $     1,917   $       951   $         0   $          309   $     2,559
                                      ============  ============  ============  ==============  ============
Year Ended December 28, 1997
   Accounts receivable                $       301   $       136   $       (39)  $         (198)  $       200
   Royalties receivable                     1,405          (316)         (114)            (744)          231
   Notes receivable                           853          (212)          148             (558)          231
                                      ------------  ------------  ------------  --------------  ------------
                                      $     2,559   $      (392)  $        (5)  $       (1,500)  $       662
                                      ============  ============  ============  ==============  ============
