Form 10-K/A
period 1997-12-28
RALLYS HAMBURGERS INC
filed 1998-04-27
CIK 854873

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------


                                FORM 10-K/A NO. 1


(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED] for the fiscal year ended December 28, 1997.
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the transition period from________________ to________________________

                      Commission file number ______________




                                   ----------

                            RALLY'S HAMBURGERS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Delaware                                          62-1210077
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

          600 CLEVELAND STREET, EIGHTH FLOOR, CLEARWATER, FLORIDA 34615
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (813)441-3500



THE PURPOSE OF THIS AMENDMENT IS TO AMEND ITEMS 10, 11, 12 AND 13 IN THEIR ENTIRETY TO READ AS SET FORTH HEREIN.

ITEMS 10, 11, 12 AND 13 ARE HEREBY AMENDED TO READ IN THEIR ENTIRETY AS SET FORTH BELOW.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

         Set forth below is a list of the current Board members and executive officers of Rally's Hamburgers, Inc. (the "Company") together with their ages, all positions they hold, offices currently held by them and the year each person joined the Company.

NAME                                      AGE             POSITION
----                                      ---             --------
William P. Foley, II                      53              Chairman of the Board of Directors

James J. Gillespie                        47              President, Chief Executive Officer and Director

Harvey Fattig                             57              Executive Vice President and Chief Operating
                                                          Officer

Joseph N. Stein                           37              Executive Vice President and Chief Financial
                                                          Officer

James T. Holder                           39              Vice President, Assistant General Counsel and
                                                          Secretary

Terry N. Christensen                      57              Director

Willie D. Davis                           63              Director

David Gotterer                            69              Director

Ronald B. Maggard                         48              Director

Andrew F. Puzder                          47              Director

Burt Sugarman                             58              Director

C. Thomas Thompson                        48              Director

         William P. Foley, II has served as a Director of the Company since 1996 and as Chairman of the Board since October 1997. Mr. Foley has been the Chairman of the Board and Chief Executive Officer of Fidelity National Financial, Inc., which through its subsidiaries is a title insurance underwriting company ("Fidelity"), since its formation in 1984. Mr. Foley was also President of

Fidelity from 1984 until December 31, 1994. He has been Chairman of the Board and Chief Executive Officer of Fidelity National Title Insurance Company since April 1981. Mr. Foley is also currently serving as Chairman of the Board of Directors and Chief Executive Officer of CKE Restaurants, Inc. ("CKE"), owner and franchisor of the Carl's Jr. restaurant chain, and as Chairman of the Board of Checkers Drive-In Restaurants, Inc. ("Checkers"), developer, owner, operator and franchisor of quick-service "double drive-thru" restaurants under the name "Checkers," and is a director of Micro General Corporation.

         James J. Gillespie has served as President and Chief Executive Officer of the Company, and as Chief Executive Officer of Checkers, since November 1997 and as a Director of the Company and Checkers since December 1997. Mr. Gillespie served as President of the Applebee's Division of Apple South, Inc., franchisee of 254 Applebee restaurants from January to October 1997. Prior thereto, Mr. Gillespie served since 1976 in various capacities with Long John Silver's Inc., operator and franchisor of Long John Silver's restaurants, including as Senior Vice President-Franchise Operations and, prior to that position, as Divisional Vice President, Southwest Division. The Company and Checkers share the costs related to the employment of Mr. Gillespie and other shared executive officers. See "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation."

         Harvey Fattig has served as Chief Operating Officer of the Company since March 1998. From March 1990 through February 1998, Mr. Fattig served as Regional Vice President of Long John Silver's Inc.

         Joseph N. Stein has served as Executive Vice President and Chief Financial Officer of the Company since December 1997 and as Executive Vice President and Chief Administrative Officer of Checkers since January 1997. He served as Chief Financial Officer of Checkers from January 1997 to February, 1998. From May 1995 through December 1996, Mr. Stein was Senior Vice President and Chief Financial Officer for Carl Karcher Enterprises, Inc. For more than five years prior to his employment with Carl Karcher Enterprises, Inc., Mr. Stein was Senior Vice President, Director, National Agency Operation at Fidelity National Title Company.

         James T. Holder has served as Vice President, Assistant General Counsel and Secretary of the Company since December 1997 and as a Senior Vice President and General Counsel of Checkers since January 1997, as Chief Financial Officer of Checkers from May to December 1996, and as Secretary since October 1995. Mr. Holder served as Vice President and General Counsel of Checkers from September 1995 to June 1996, as senior legal counsel for Checkers from December 1994 through April 1995 and corporate counsel from November 1993 through November 1994. Mr. Holder was engaged in the private practice of law from January 1991 to November 1993, in Tampa, Florida.

         Terry N. Christensen has served as a Director of the Company since 1996. Mr. Christensen has been a partner in the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP since May 1988. Mr. Christensen is a director of GIANT GROUP, LTD. ("GIANT"), MGM Grand, Inc. and Checkers.

         Willie D. Davis has served as a Director of the Company since 1994. Mr. Davis has been the President and a director of All-Pro Broadcasting, Inc., a holding company operating several radio stations, for more than the past five years. Mr. Davis currently serves on the Board of Directors of Sara Lee Corporation, K-Mart Corporation, Dow Chemical Company, MGM Grand, Inc., Alliance Bank, WICOR Incorporated, Johnson Controls Incorporated and L.A. Gear, Inc.

         David Gotterer has served as a Director of the Company since 1989. Mr. Gotterer has been a partner in the accounting firm of Mason & Company, LLP, New York, New York, for more than the past five years. Mr. Gotterer is a director and Vice Chairman of GIANT.

         Ronald B. Maggard has served as a Director of the Company since 1997. For more than the past five years, Mr. Maggard has been President of Maggard Enterprises, Newport Beach, which owns 25 franchised Long John Silver restaurants and two franchised Fazoli's restaurants.

         Andrew F. Puzder has served as a Director of the Company since 1997. He has served as Executive Vice President and General Counsel of CKE since February 1997 and as an Executive Vice President and General Counsel of Fidelity since January 1995. From March 1994 through December 1994, Mr. Puzder was a partner at the law firm of Stradling, Yocca, Carlson & Rauth. From September 1991 through March 1994, he was a partner at Lewis, D'Amato, Brisbois and Bisgaard, a law firm.

         Burt Sugarman has served as a Director of the Company since 1997. Mr. Sugarman has been the Chairman of the Board, President and Chief Executive Officer of GIANT for more than the past five years and served as the Chief Executive Officer of Rally's from 1990 and as the Chairman of the Board of Directors of Rally's from 1991, resigning from these offices in February 1994. Mr. Sugarman resumed the position of Chairman of the Board of Directors of Rally's in November 1994 and resigned such office in October 1997. Mr. Sugarman is a Director of GIANT and Rally's.

         C. Thomas Thompson has served as a Director of the Company since 1996. He served as Chief Executive Officer of Checkers from December 1996 to November 1997, and he has served as Vice Chairman of the Board of Checkers since December 1996. Mr. Thompson has been President and Chief Operating Officer of Carl Karcher Enterprises, Inc., a wholly owned subsidiary of CKE, since October 1994 and President of CKE since December 1984. Since 1984, Mr. Thompson has been a partner in a partnership which owns and operates 15 restaurants under the Carl's Jr. franchise system. Mr. Thompson is a director of Checkers.

         No family relationships exist between any of the Directors of the Company, the persons listed as nominees for election as Directors at the Meeting and the executive officers of the Company. There are no arrangements or understandings between any Director or nominee and any other person concerning service or nomination as a Director.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's Directors, officers and holders of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and any other equity securities of the Company. To the Company's knowledge, based solely upon a review of the forms, reports and certificates filed with the Company by such persons, all such Section 16(a) filing requirements were complied with by such persons in 1996, except as follows:

         Messrs. Maggard and Puzder each filed their Form 3 late. Messrs. Christensen, Davis, Gotterer and Sugarman each filed one Form 5 late, each of which related to one option grant.

ITEM 11.  EXECUTIVE COMPENSATION

         Set forth below is information concerning the annual and long-term compensation for services in all capacities to the Company for the last three fiscal years, of any person who served as the Chief Executive Officer during any portion of 1997, the other four most highly compensated executive officers of the Company as of December 28, 1997 who received in excess of $100,000 (collectively, the "Named Executive Officers") (as the term is defined in Item 402 (a)(3) of Regulation S-K under the Exchange Act).

                           SUMMARY COMPENSATION TABLE


                                                                                    SECURITIES
                                                                  OTHER ANNUAL      UNDERLYING
NAME AND                                  SALARY       BONUS      COMPENSATION        OPTIONS      ALL OTHER
PRINCIPAL POSITION                          ($)         ($)           ($)(1)            (#)       COMPENSATION
------------------                       --------    ---------    ------------       ---------    ------------
James J. Gillespie(2)        1997        $ 22,533    $ 25,000     $      3,818(3)      300,000    $         --
  Chief Executive Officer

Donald E. Doyle(4)           1997        $265,668    $ 45,887     $      6,000(5)           --    $         --
  President and Chief        1996         227,116          --           18,000(5)      350,000              --
  Executive Officer

Gary J. Beisler(6)           1997        $168,077    $ 40,581     $      5,700(7)       20,000    $         --
  Sr. Vice President         1996         161,154       5,400            5,700(7)       54,500              --
  Operations                 1995         135,687      19,577               --          10,000              --

Evan G. Hughes(8)            1997        $110,762    $ 21,777     $         --          20,000    $         --
  Senior Vice President      1996         138,462          --               --          15,000              --
  Chief Administrative       1995          97,500      15,540            1,462          45,000              --
  Officer and Secretary

------------

(1) Certain perquisites were provided to certain of the Named Executive Officers, but in no event did the value of the perquisites provided in any year exceed 10% of the amount of the executive's salary for that year.

(2) Mr. Gillespie was appointed President and Chief Executive Officer in November 1997.

(3)      Includes relocation expenses ($3,708) and life insurance premiums
         ($110).

(4) Mr. Doyle joined the Company as President and Chief Executive Officer in March 1996. He resigned from all positions he held with the Company in October 1997.

(5)      Consists of relocation expenses.

(6)      Mr. Beisler resigned all positions he held in the Company in March
         1998.

(7)      Consists of automobile allowance.

(8)      Mr. Hughes resigned all positions he held in the Company in December
         1997.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information regarding options granted to the Named Executive Officers during fiscal 1997 pursuant to the Company's 1990 Stock Option Plan.

                                                                                POTENTIAL REALIZABLE VALUE AT
                                                                                ASSUMED ANNUAL RATES OF STOCK
                                                                                PRICE APPRECIATION FOR OPTION
                            INDIVIDUAL GRANTS (1)                                           TERM (2)

                      NUMBER OF          PERCENTAGE OF
                      SECURITIES         TOTAL OPTIONS
                      UNDERLYING         GRANTED TO        EXERCISE
                      OPTIONS            EMPLOYEES IN        PRICE     EXPIRATION
NAME                  GRANTED            FISCAL 1997       ($/SHARE)      DATE              5% ($)          10% ($)
----                  ----------         -----------       ---------   -----------         --------        ---------
James J. Gillespie    300,000               42.86%          $4.00        11/10/07          $754,674       $1,912,491
Donald E. Doyle            -0-                 --              --              --                --               --
Gary J. Beisler        20,000                2.86%           2.75          3/4/07            34,589           87,656
Evan G. Hughes         20,000                2.86%           2.75          3/4/07            34,589           87,656

-----------------------
(1)      All options were granted pursuant to the 1990 stock option plan.

(2) The 5% and 10% assumed annual rates or stock price appreciation are provided in compliance with Regulation 5-K under the Exchange Act. The Company does not necessarily believe that these appreciation calculations are indicative of actual future stock option values or that the price of the Common Stock will appreciate at such rates.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

         Set forth below is information with respect to options exercised by the Named Executive Officers during fiscal 1997, and the number and value of unexercised stock options held by the Named Executive Officers at the end of the fiscal year.



                                                            NUMBER OF SECURITIES         VALUE OF UNEXERCISED IN-THE
                                                           UNDERLYING UNEXERCISED               MONEY OPTIONS
                         SHARES ACQUIRED     VALUE              OPTIONS HELD                      AT FISCAL
                                ON          REALIZED         AT FISCAL YEAR END                YEAR END (1)
NAME                        EXERCISE(#)       ($)        EXERCISABLE  UNEXERCISABLE     EXERCISABLE       UNEXERCISABLE
----                     ---------------    --------     -----------  -------------     -----------       -------------
James J. Gillespie                  --                      N/A           300,000               --                 --
                                                            --

Gary J. Beisler                                 --          93,231             --           39,490                 --


Donald E. Doyle                     --         N/A         176,192             --          220,240                 --

Evan G. Hughes                  34,998    $ 43,014              --             --               --                 --

-------------------------
(1) Based on the difference between the option price and closing price of the Company's Common Stock on the NASDAQ National Market on December 28, 1997 ($3.00).

COMPENSATION OF DIRECTORS

         Directors who are not employees are compensated on the basis of $10,000 per annum, paid quarterly, plus $500 for each Board meeting attended. Non-employee Directors also receive $500 for each committee meeting attended on a date other than a date on which a Board meeting is held and participate in the 1994 Stock Option Plan For Non-Employee Directors. Such Plan provides for the automatic grant to each non-employee Director upon election to the Board of Directors of a non-qualified, ten-year option to acquire 15,000 shares of the Company's Common Stock, with the subsequent automatic grant on May 11 of each year, or the anniversary of such person's election as a Director if elected after May 11, 1996, during the time such person is serving as a non-employee Director of a non-qualified, ten-year option to acquire an additional 15,000 shares of Common Stock. In addition, each non-employee Director who is elected a member of the Executive Committee is granted an additional option for 7,500 shares of Common Stock, and the Chairman of the Executive Committee is granted a third option for 20,000 shares of Common Stock upon election as Chairman. During the period each Non-Employee Director serves on the Executive Committee, such Non-Employee Director receives subsequent automatic grants of an option to purchase 7,500 shares of Common Stock (plus an additional 20,000 shares in the case of the Chairman of the Executive Committee) on May 11 of each year or the anniversary of such person's election to the Executive Committee if elected after May 11, 1996. All such options have an exercise price equal to the closing sale price of the Common Stock on the date of grant. Such options are immediately exercisable. Directors who are employees of the Company receive no extra compensation for their services as Directors.

EMPLOYMENT AND SEVERANCE AGREEMENTS

         Effective November 10, 1997, the Company, Checkers and James J. Gillespie entered into an employment agreement, pursuant to which Mr. Gillespie serves as the President and Chief Executive Officer and a Director of the Company and Checkers. The term of employment is for two years, subject to automatic renewal by the Company and Checkers for one-year periods thereafter, at an annual base salary of $282,500. Mr. Gillespie is also entitled to participate in the incentive bonus plans of the Company and Checkers. Upon execution of the employment agreement, Mr. Gillespie was granted an option to purchase 300,000 shares of Common Stock and became entitled to receive a signing bonus of $50,000. The option vests in three equal annual installments commencing on November 10, 1998; provided, that if the term of the agreement is not extended to November 10, 2000, the option shall become fully vested on November 10, 1999. Mr. Gillespie is entitled to choose to participate in either the Company's or Checkers' employee benefit plans and programs and is entitled to reimbursement of his reasonable moving expenses and a relocation fee of $5,000. The agreement may be terminated at any time for cause. If Mr. Gillespie is terminated without cause, he will be entitled to receive his base annual salary, and any earned unpaid bonus, through the unexpired term of the agreement, payable in a lump sum or as directed by Mr. Gillespie. Cause is defined as (i) a material default or breach under the agreement, (ii) the willful and habitual failure to perform duties under the agreement or corporate policies, or (iii) misconduct, dishonesty, insubordination or other act that has a direct, substantial and adverse effect on the reputation of the Company or Checkers or their relationships with their customers or employees. Mr. Gillespie has agreed to keep confidential all nonpublic information about the Company and Checkers during the term of his employment and for a two-year period thereafter. In addition, Mr. Gillespie has agreed that he will not, during his employment, engage in any business which is competitive with either the Company or Checkers. The Company and Checkers intend to share the costs associated with this agreement. See "Compensation Committee Interlocks and Insider Participation."

         In March 1996, the Company and Donald E. Doyle entered into an agreement pursuant to which Mr. Doyle was employed as President and Chief Executive Officer of the Company commencing March 18, 1998 at an annual base salary of $295,000. The agreement was scheduled to expire in March 1998, subject to renewal at the discretion of the Board of Directors. Mr. Doyle was granted an option to purchase 350,000 shares of Common Stock at $1.75 per share. Mr. Doyle agreed not to compete with the Company in the double drive-thru hamburger business for a period of two years after the termination of his employment with the Company. In addition, Mr. Doyle agreed that, during the term of his employment and for a three-year period thereafter, he would not disclose any material confidential information relating to certain of the operations of the Company, the disclosure of which would be materially damaging to the Company. In February 1997, the Company and Mr. Doyle entered into a supplemental agreement pursuant to which this employment agreement was modified to provide that his employment was on an "at will" basis. In addition, the supplemental agreement provided for the acceleration of the vesting of 57,142 nonqualified options granted to Mr. Doyle upon occurrences of certain changes in Mr. Doyle's employment status. In October, 1997, Mr. Doyle tendered his resignation as an officer and director of the Company, and the above-described options vested pursuant to the supplemental agreement.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of the Board of Directors is responsible for executive compensation decisions as described above. The Committee has been comprised of Messrs. Christensen, Foley and Gotterer since May 1996. Mr. Christensen is a partner in a law firm which provided legal services to the Company during 1997 and which will provide legal services to the Company in the future. Mr. Foley is Chairman of the Board and Chief Executive Officer of Fidelity and CKE, which, as of May 3, 1998, beneficially owned approximately 30.9% and 12.2%, respectively, of the outstanding shares of Common Stock. Mr. Gotterer serves as a director and Vice Chairman of the Board, and serves on the Compensation Committee of the Board of Directors, of GIANT, which beneficially owns approximately 12.9% of the outstanding shares of Common Stock.

         On December 18, 1997, the Company acquired approximately 19.1 million shares of Checkers' common stock, $.001 par value per share ("Checkers Common Stock"), pursuant to that certain Exchange Agreement, dated as of December 8, 1997 (the "Exchange Agreement"), between the Company, CKE, Fidelity, GIANT and the other parties named therein, including certain directors of the Company and members of their immediate families. Pursuant to the Exchange Agreement, the Company issued an aggregate of 3,909,336 shares of Common Stock and 45,667 shares of Series A Preferred Stock. The Series A Preferred Stock will be converted into an aggregate of 4,566,700 shares of Common Stock upon approval of Proposal No. 2 by the Company's stockholders. The exchange ratio used to determine the number of shares of Common Stock to be issued pursuant to the Exchange Agreement (including upon conversion of the Series A Preferred Stock) was based upon the average closing price of the Common Stock and Checkers Common Stock for the five trading days preceding the public announcement of the proposed exchange on September 22, 1997. The following table sets forth the names, number of shares of Checkers Common Stock surrendered and the number of shares of Common Stock and Series A Preferred Stock received pursuant to the Exchange Agreement by each person who is: (i) a Director (or nominee for Director); (ii) an executive officer; (iii) a beneficial owner of more than five percent of the Common Stock; or (iv) any member of the immediate family of any of the foregoing.

                                                                                RALLY'S SECURITIES RECEIVED
                                            NUMBER OF SHARES OF CHECKERS         COMMON          SERIES A
NAME                                           COMMON STOCK EXCHANGED            STOCK       PREFERRED STOCK
----                                        ----------------------------        -------      ---------------
CKE(1)                                              12,754,885                  2,798,080        28,619
Fidelity(1)                                          1,680,616                    368,673         3,771
GIANT(1)                                               200,045                     43,869           449
David Gotterer(2)                                      113,438                     24,838           255
Burt Sugarman(2)                                       113,438                     24,838           255
Mary Hart Sugarman(3)                                  272,230                     59,702           611
AJ Sugarman(3)                                          27,168                      5,955            61
Terry Christensen(2)                                    55,353                     12,162           124
Al Sugarman(3)                                          45,353                      9,925           102
William P. Foley II(2)                                 453,754                     99,553         1,018
Andrew Puzder(2)                                        45,353                      9,925           102
C. Thomas Thompson(2)                                   45,353                      9,925           102

---------------

(1)      Five percent stockholder.
(2)      Director.
(3)      Family member of Mr. Sugarman.

         Effective November 30, 1997, the Company and Checkers entered into a management services agreement (the "Management Services Agreement") pursuant to which Checkers is providing key services to the Company, including executive management, financial planning and accounting, franchise, purchasing and human resources. In addition, the Company and Checkers share certain of their executive officers, including the Chief Executive Officer and the Chief Operating Officer. Management believes that the Company's acquisition of the Checkers Common Stock, entering into the Management Services Agreement and sharing certain executive officers will enable the Company and Checkers to take advantage of cost savings opportunities by facilitating the combination of administrative and operational functions. Management believes that the net cost of the services provided by Checkers are generally below the cost of such services if provided by the Company or a third party. The total cost of these services in 1997 was $95,000.

         On July 1, 1996, the Company entered into a ten-year Operating Agreement with Carl Karcher Enterprises, Inc., a subsidiary of CKE ("CKEI"), pursuant to which 28 Rally's owned restaurants located in California and Arizona are being operated by CKEI. Such agreement is cancelable after an initial five-year term, at the discretion of CKE. To date, two of these restaurants have been converted to the Carl's Jr. format. Under the terms of the Operating Agreement, CKEI is responsible for conversion costs associated with transforming the restaurants to the Carl's Jr. format, as well as the operating expenses of all the restaurants. The Company retains ownership of all 28 restaurants and is entitled to receive a percentage of gross revenues generated by each restaurant. The Company's revenues have been, and will continue to be, reduced by the absence of the restaurants' sales, somewhat offset by the fee paid to the Company by CKEI. The Company anticipates that the Operating Agreement will continue to positively impact both net income and cash flow. While the overall impact of the Operating Agreement is not expected to be material to the Company's financial statements, management believes that it will allow management to concentrate its efforts in more fully developed Rally's markets and to take advantage of any improvements in restaurant operations attained by CKEI. In the event of a sale of any of the 28 restaurants, the Company and CKEI would share in the proceeds based upon the relative value of their respective capital investments in such restaurant.

         In October 1996, the Company entered into a Consulting Agreement with CKE pursuant to which CKE is to assist and advise the Company in connection with its operations. The Consulting Agreement, which was initially scheduled to expire in February 1997, was extended to March 31, 1998. The Consulting Agreement provides for payments of $3,000 per month plus ordinary expenses. In 1997, the Company paid $45,000 to CKE pursuant to this agreement.

         The Company entered into a marketing sharing agreement with CKE for a one-year term commencing December 1, 1996. The agreement provided for the use by the Company of advertising created for CKE's Carl's Jr. restaurant chain. The agreement, which has been terminated, provided for payments to CKE of 30% of its production costs per commercial. The Company paid CKE $267,047 pursuant to this agreement.

ITEM 12.  STOCK OWNERSHIP OF PRINCIPAL HOLDERS AND MANAGEMENT.

         The following table sets forth, as of April 23, 1998, information as to: (a) the beneficial ownership of the Company's Common Stock and Series A Preferred Stock by (i) each person serving the Company as a Director on such date and each nominee for Director, (ii) each person who qualifies as a Named Executive Officer, and (iii) all of the Directors and executive officers of the Company as a group; and (b) the beneficial ownership of the Company's Common Stock by each person known to the Company as having beneficial ownership of more than 5% of the Company's Common Stock.


                                                    COMMON STOCK              SERIES A PREFERRED STOCK
                                            -----------------------------    --------------------------
                                            NUMBER OF         PERCENT OF     NUMBER OF       PERCENT OF
NAME                                        SHARES (1)        CLASS (2)      SHARES (1)      CLASS (3)
-----                                       ------------      ----------     ----------      ----------
William P. Foley, II                             544,553(4)          2.2%        10,180            22.3%

James J. Gillespie                                    --                             --              --

Terry N. Christensen                             395,392(5)          1.6%           124               *

Willie D. Davis                                  460,000(6)          1.8%            --              --

David Gotterer                                   518,068(7)          2.1%           255               *

Ronald B. Maggard                                245,000(8)          1%              --              --

Andrew Puzder                                    229,725(9)            *             --              --

Burt Sugarman                                    875,671(10)         3.4%           255               *

C. Thomas Thompson                               454,925(11)         1.8%           102               *

Gary Beisler(12)                                  95,507(13)           *             --              --

Donald Doyle(12)                                 303,530(14)         1.2%            --              --

Evan G. Hughes(12)                                35,994               *             --              --

All current Directors and                      3,524,563(15)        12.5%
executive officers as a
group (12 persons)

CKE Restaurants, Inc.                          8,076,095(16)        30.9%        28,619            62.7%
1700 N. Harbor Blvd
Anaheim, CA  92801

Fidelity National Financial, Inc.              3,128,461(16)        12.2%         3,771             8.3%
3938 State Street, #200
Santa Barbara, CA 93105

GIANT GROUP, LTD.                           3,180,718         12.9%          449             *
9000 Sunset Blvd., 16th Floor
Los Angeles, CA  90069

-------------

*    Less than 1%.

(1) Based upon information furnished to the Company by the named persons and information contained in filings with the SEC. Under the rules of the SEC, a person is deemed to beneficially own shares over which the person has or shares voting or investment power or which the person has the right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the named persons have sole voting and investment power with respect to their respective shares. Excludes shares of Common Stock which will be received upon conversion of the Company's Series A Participating Preferred Stock, $.10 par value per share (the "Series A Preferred Stock"), if Proposal 2 is approved at the Meeting. See "Compensation Committee Interlocks and Insider Participation."

(2) Based on 24,636,363 shares of Common Stock outstanding as of April 13, 1998. Shares of Common Stock subject to options or warrants exercisable within 60 days ("Exercisable Securities") are deemed outstanding for computing the percentage of class of the persons holding such options or warrants but are not deemed outstanding for computing the percentage of class for any other person.

(3) Based on 45,667 shares of Series A Preferred Stock outstanding as of April 13, 1998.

(4)      Includes 445,000 shares of Common Stock underlying Exercisable
         Securities.

(5)      Includes 380,615 shares of Common Stock underlying Exercisable
         Securities.

(6)      Represents Common Stock underlying Exercisable Securities.

(7) Includes 486,615 shares of Common Stock underlying Exercisable Securities, but excludes 22,500 shares underlying options held by Mr. Gotterer, as to which shares he disclaims beneficial ownership since a business partner is entitled to the beneficial ownership of such shares upon any exercise of such options.

(8)      Includes 215,000 shares of Common Stock underlying Exercisable
         Securities.

(9)      Includes 219,000 shares of Common Stock underlying Exercisable
         Securities.

(10) Includes 850,833 shares of Common Stock underlying Exercisable Securities. Excludes 3,180,718 shares owned by GIANT of which Mr. Sugarman may be deemed to be a controlling person. Mr. Sugarman disclaims beneficial ownership of the shares owned by GIANT. Also excludes shares held by AJ Sugarman and Mary Hart Sugarman, Mr.

         Sugarman's minor child and spouse, respectively, as to which Mr. Sugarman disclaims beneficial ownership. Mr. Sugarman is the Chairman of the Board, President & Chief Executive Officer of GIANT and beneficially owns approximately 55.2% of the outstanding common stock of GIANT.

(11)     Includes 267,500 shares of Common Stock underlying Exercisable
         Securities.

(12) Messrs. Beisler and Hughes ceased being executive officers of the Company in March 1998 and September 1997, respectively. Mr. Doyle resigned all positions with the Company on October 8, 1997.

(13)     Includes 93,231 shares of Common Stock underlying Exercisable
         Securities.

(14)     Includes 135,790 shares of Common Stock underlying Exercisable
         Securities.

(15)     Includes 3,524,563 shares Common Stock underlying Exercisable
         Securities.

(16) Includes 6,550,607 shares of Common Stock held directly and 1,525,488 shares of Common Stock underlying Exercisable Securities.

(17) Includes 2,031,774 shares of Common Stock held directly and 1,096,687 shares of Common Stock underlying Exercisable Securities.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     "Item 10. Executive Compensation - Compensation Interlocks and Insider Participation" is incorporated herein by reference. Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP has performed legal services for the Company during 1997 and will perform legal services for the Company in 1998. Such services have related to compliance with securities laws, litigation and other business matters.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            RALLY'S HAMBURGERS, INC.

Date:  April 24, 1998


                         By: /s/ James T. Holder
                            --------------------
                                 James T. Holder
                    Vice President, Assistant General Counsel
                                  and Secretary