Form 10-Q
period 1998-03-22
RALLYS HAMBURGERS INC
filed 1998-05-06
CIK 854873

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                  For the quarterly period ended March 22, 1998

[X] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

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

            600 Cleveland Street, Eighth Floor, Clearwater, FL 33755
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: 813/441-3500

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

                OUTSTANDING AT APRIL 15, 1998 - 28,871,123 shares

                                TABLE OF CONTENTS

                                                                                                             Page No.
                                                                                                             --------
PART I            FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets
                      March 22, 1998 and December 30, 1997........................................................3

                  Condensed Consolidated Statements of Operations
                      Quarter ended March 22, 1998 and March 30, 1997.............................................5

                  Condensed Consolidated Statements of Cash flows
                      Quarter ended March 22, 1998 and March 30, 1997.............................................6

                  Notes to Condensed Consolidated Financial Statements (unaudited)................................7

     Item 2.      Management's Discussion and Analysis of Financial Condition
                       and Results of Operations.................................................................10

PART II           OTHER INFORMATION

     Item 1.      Legal Proceedings..............................................................................14

     Item 2.      Changes in Securities..........................................................................14

     Item 3.      Defaults Upon Senior Securities................................................................14

     Item 4.      Submission of Matters to a Vote of Security Holders............................................14

     Item 5.      Other Information..............................................................................14

     Item 6.      Exhibits, Financial Statement Schedules and Reports on Form 8-K................................14


PART 1.        FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

                    RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                  ASSETS
                                                                                          (Unaudited)
                                                                                           March 22,        December 28,
                                                                                              1998             1997
                                                                                         ---------------  ---------------------
Current assets:

Cash and cash equivalents                                                                $     2,794          $     4,008
Restricted cash                                                                                1,380                1,380
Investments                                                                                      344                  446
Accounts receivable                                                                            3,003                1,949
Notes receivable                                                                                 116                    -
Inventory                                                                                      1,158                1,052
Prepaid expenses and other current assets                                                        926                1,057
Assets held for sale                                                                             926                1,076
                                                                                        -----------------   ------------------
      Total current assets                                                                    10,647               10,968


Property and equipment, net of accumulated depreciation                                       66,523               68,067
Investment in affiliate                                                                       24,979               24,988
Notes receivable, long term portion                                                              700                  872
Goodwill, less accumulated amortization of $2,943 and $2,811 respectively                      9,782                9,913
Reacquired franchise and territory rights, less accumulated amortization of $3,254
   and $2,991, respectively                                                                   12,495               12,758
Other intangibles, less accumulated amortization of $2,958 and $2,894, respectively            4,270                4,334
Other assets                                                                                   2,420                2,397
                                                                                        -----------------   ------------------
                                                                                         $   131,816          $   134,297
                                                                                        =================   ==================



See notes to Condensed Consolidated Financial Statements

                    RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                (Unaudited)
                                                                                                 March 22,         December 28,
                                                                                                   1998                1997
                                                                                               --------------   -----------------
Current liabilities:

Accounts payable                                                                                $     8,084         $       7,076
Accrued liabilities                                                                                  11,942                13,507
Current maturities of long-term debt and obligations under capital leases                             1,170                 1,194
                                                                                            -----------------   -----------------
         Total current liabilities                                                                   21,196                21,777

Senior notes, net of discount of $296 and $321, respectively                                         58,030                58,005
Long-term debt, less current maturities                                                               3,847                 4,017
Obligations under capital leases, less current maturities                                             5,147                 5,228
Other non-current liabilities                                                                         3,173                 3,757
                                                                                               -----------------   -----------------
         Total liabilities                                                                           91,393                92,784
                                                                                               -----------------   -----------------

Stockholders' equity:

Preferred stock, $.10 par value, 5,000,000 shares authorized, 45,667 shares issued                        5                     5
Common stock, $.10 par value, 50,000,000 shares authorized, 24,843,657 and 24,836,900
   shares issued, respectively                                                                        2,484                 2,484
Additional paid-in capital                                                                           97,269                97,277
Less:  Treasury shares, 273,000                                                                      (2,108)               (2,108)
Retained deficit                                                                                    (57,227)              (56,145)
                                                                                               -----------------   -----------------
         Net stockholders' equity                                                                    40,423                41,513
                                                                                               -----------------   -----------------
                                                                                                $   131,816         $     134,297
                                                                                               =================   =================



See notes to Condensed Consolidated Financial Statements

                    RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (UNAUDITED)


                                                                                   Quarter Ended
                                                                          --------------------------------
                                                                            March 22,         March 30,
                                                                              1998              1997
                                                                          --------------    --------------
REVENUES:
   Restaurant sales                                                        $   30,962       $   31,250
   Franchise revenues and fees                                                  1,043            1,135
   Owner fee income                                                               159              210
                                                                          --------------    --------------
         Total revenues                                                        32,164           32,595
                                                                          --------------    --------------

COSTS AND EXPENSES:
   Restaurant food and paper costs                                             10,047            9,936
   Restaurant labor costs                                                       9,708            9,606
   Restaurant occupancy expense                                                 1,552            1,518
   Restaurant depreciation and amortization                                     1,554            1,782
   Other restaurant operating expense                                           2,663            2,744
   Advertising expense                                                          1,644            1,354
   Owner expense                                                                  257              300
   Other depreciation and amortization                                            627              579
   Loss on investment in affiliate                                                 42                -
   General and administrative                                                   3,482            3,818
   Losses on assets to be disposed of                                              31              (17)
                                                                          --------------    --------------
         Total costs and expenses                                              31,607           31,620
                                                                          --------------    --------------

   Operating income                                                               557              975
                                                                          --------------    --------------

OTHER INCOME (EXPENSE):
   Interest expense                                                            (1,690)          (1,880)
   Interest income                                                                 77              103
                                                                          --------------    --------------
       Loss before income tax expense                                          (1,056)            (802)
                                                                          --------------    --------------
    Income Tax Expense                                                             26              150
                                                                          --------------    --------------
       Net Loss                                                            $   (1,082)      $     (952)
                                                                          ==============    ==============
Comprehensive Income (Loss)                                                $   (1,082)      $     (952)
                                                                          ==============    ==============

Net loss per common share-basic                                            $     (.04)      $     (.05)
                                                                          ==============    ==============
Net loss per common share-diluted                                          $     (.04)      $     (.05)
                                                                          ==============    ==============

Weighted average number of common shares - basic                               24,568           20,538
                                                                          ==============    ==============
Weighted average number of common shares - diluted                             24,568           20,538
                                                                          ==============    ==============


                    RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                                           Quarter Ended
                                                                                  --------------------------------
                                                                                    March 22,         March 30,
                                                                                      1998              1997
                                                                                  --------------  ----------------

Cash flows from operating activities:
   Net loss                                                                      $   (1,082)       $      (952)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
        Depreciation and amortization                                                 2,438              2,597
        Provision for losses on assets to be disposed of                                 31                (17)
        Deferred loan cost amortization                                                  94                 96
        Provisions for bad debt                                                          35                (43)
        Investment in affiliates earnings (loss)                                         42                  -
        Provisions for income taxes                                                      26                150
        Other                                                                             -                180
        Changes in assets and liabilities, net of effects from
          business combinations:
          (Increase) decrease in assets:
            Receivables                                                              (1,033)              (791)
            Inventory                                                                   (55)                 7
            Prepaid expenses and other current assets                                     7                (35)
            Other assets                                                                (23)               221
          Increase (decrease) in liabilities:
            Accounts payable                                                          1,008                282
            Accrued and other liabilities                                            (1,993)              (347)
                                                                                 ----------------  ----------------
              Net cash (used in) provided by operating activities                      (505)             1,348
                                                                                 ----------------  ----------------
Cash Flows from investing activities:
   Decrease in investments                                                              102                168
   Notes receivable                                                                       -                297
   Pre-opening costs                                                                      -                (55)
   Capital expenditures                                                                (623)            (1,073)
   Proceeds from the sale of property and equipment and assets held for sale            119                481
   Cash paid for investment in affiliates                                               (32)                 -
                                                                                 ----------------  ----------------
              Net cash used in investing activities                                    (434)              (182)
                                                                                 ----------------  ----------------
Cash flows from financing activities:
   Decrease in restricted cash                                                            -                236
   Principal payments of debt                                                          (275)              (376)
   Proceeds from the issuance of common stock, net of costs of issuance                   -                 32
   Principal payments on capital lease obligations                                        -                (99)
                                                                                 ----------------  ----------------
              Net cash used in financing activities                                    (275)              (207)
                                                                                 ----------------  ----------------
              Net (decrease) increase in cash                                        (1,214)               959
Cash at beginning of period                                                           4,008              2,285
                                                                                 ================  ================

Cash at  end of period                                                           $    2,794        $     3,244
                                                                                 ================  ================

Supplemental disclosures of cash flow information---
              Interest paid                                                      $      267        $       330
                                                                                 ================  ================
              Income taxes paid                                                  $       21        $       173
                                                                                 ================  ================

                    RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1  Summary of Significant Accounting Policies

(a) Basis of presentation - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. The operating results for the quarter ended March 22, 1998, are not necessarily an indication of the results that may be expected for the fiscal year ending December 28, 1998. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on form 10-K for the year ended December 28, 1997. Therefore it is suggested that the accompanying financial statements be read in conjunction with the Company's December 28, 1997 consolidated financial statements. As of December 29, 1997 the Company changed from a 13 week quarter to a 12 week quarter with the exception of the fourth quarter which consists of sixteen weeks.

(b) Purpose and Organization - The principal business of Rally's Hamburgers, Inc. (the "Company", "Rally's") is the operation and franchising of Rally's Restaurants. Rally's is one of the largest chains of double drive-thru restaurants in the United States. At March 28,1998, the Rally's system included 478 restaurants in 18 states located primarily in the Midwest and the Sunbelt and are comprised of 229 Company-owned and operated, 249 franchised restaurants, including 27 Company-owned restaurants in Western markets which are operated as Rally's restaurants by CKE Restaurants, Inc. ("CKE"), a significant shareholder of the Company, under an operating agreement which began July, 1996. Two additional Company-owned stores covered by the operating agreement have been converted to the Carl's Jr. format and are not included in the above store count. The Company's restaurants offer high quality fast food. The Company primarily serves the drive-thru and take-out segments of the quick-service restaurant industry. The Company opened its first restaurant in January 1985 and began offering franchises in November 1986.

                  The consolidated financial statements include Rally's Hamburgers, Inc. and its wholly owned subsidiaries, each of which is described below. Rally's Hamburgers, Inc. and its subsidiaries are collectively referred to herein, as the context requires as "Rally's" or the "Company". All significant inter-company accounts and transactions have been eliminated. The investment in affiliate, which is owned more than 20% and less than 50% represents an investment in Checkers Drive-In Restaurants, Inc. ("Checkers") and is recorded under the equity method.

                  Rally's Hamburgers, Inc., and three of it's subsidiaries, Rally's of Ohio, Inc., Self Service Drive Thru, Inc. and Hampton Roads Foods, Inc. own and operate Rally's restaurants in various states. Additionally, Rally's Hamburgers, Inc. operates as franchisor of the Rally's brand. Rally's Management, Inc. provides overall corporate management of the Company's businesses. Rally's Finance, Inc. was organized for the purpose of making loans to Rally's franchisees to finance the acquisition of restaurant equipment and modular buildings. RAR, Inc. was organized for the purpose of acquiring and operating a corporate airplane and is currently inactive. The Company's wholly owned subsidiary, ZDT Corporation, was formed to own the Zipps brand and franchise system. MAC 1 was organized for the purpose of acquiring a manufacturer of modular buildings and is currently inactive. The manufacturing business was sold in January 1995.

(c) Revenue Recognition - The Company recognizes franchise fees as income on the date a restaurant is opened, at which time the Company has performed its obligations relating to such fees. Area development fees are generated from the awarding of exclusive rights to develop, own and operate Rally's restaurants in certain geographic areas pursuant to an Area Development Agreement. Such fees are recognized as income on a pro rata basis as the restaurants are opened or upon the cancellation or expiration of an Area Development Agreement. Both franchise fees and area development fees are non-refundable. The Company also receives royalty fees from franchisees typically in the amount of 4% of each franchised restaurant's gross revenues, as defined in the Franchise Agreement. Royalty fees are recognized as earned.

(d) Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with an original maturity of less than three months to be cash equivalents.

(e) Restricted Cash - Restricted cash consists of amounts held in various Certificates of Deposit as collateral for Letters of Credit and Automated Clearinghouse ("ACH") transactions.

(f) Investments - All of the Company's investment securities are deemed as "available-for-sale" under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, investments are reported at fair value with unrealized holding gains and losses, excluding those losses considered to be other than temporary, reported as a net amount in a separate component of shareholders' equity. Provisions for declines in market value are made for losses considered to be other than temporary. Realized gains or losses from the sale of investments are based on the specific identification method. No unrealized gains or losses were recorded for any period presented, due to the quoted market prices of the Company's investments approximating the cost.

(g) Receivables - Receivables consist primarily of franchise fees, royalties and notes due from franchisees and owner fee income and advances to the National Advertising Fund which provides broadcast creative production for use by the Company and its franchisees. Allowances for doubtful receivables were $697,000 at March 22, 1998 and $431,000 at December 28, 1997.

(h) Inventory - Inventory is valued at latest invoice cost, which approximates the lower of first-in, first-out cost or market.

(i) Impairment of Long Lived Assets - The Company accounts for tangible property and intangibles under the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121), which requires the write-down of certain intangibles and tangible property associated with under performing sites to the level supported by the forecasted discounted cash flow in cases where undiscounted cash flow projected does not exceed the book value of the related assets.

(j) Property and Equipment - Property and equipment are depreciated using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The estimated useful lives for financial reporting purposes are the shorter of 20 years or the lease life plus available renewal options for buildings and property held under capital leases, eight years for furniture and equipment, five years for software and computer systems and the life of the lease for leasehold improvements. Expenditures for major renewals and betterments are capitalized while expenditures for maintenance and repairs are expensed as incurred.

(k) Earnings (Loss) per common share - Basic earnings (loss) per common share is calculated based upon the Company's reported income and the weighted average common shares outstanding of 24,568,000 and 20,538,000 for quarters ended March 22, 1998 and March 30, 1997, respectively. The income loss and average shares outstanding for purposes of the computation of diluted earnings per share are the same as for the computation of basic earnings per share. Potentially dilutive convertible preferred stock, common stock warrants and common stock options have no effect, as they are anti-dilutive for all periods presented.

(l) New Accounting Standards - In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of the Company's financial statements for earlier periods provided for comparative purposes are required under SFAS 130.

(m) Year 2000 - Many computer systems using two-digit fields to store years must be converted to read four-digit fields before the turn of the century in order to recognize the difference between the years 1900 and 2000. The Company's software system and certain Restaurant level hardware will be upgraded or replaced in time to meet the Year 2000 requirements at a cost estimated at approximately $300,000 and will be funded through operating cash flows. The Company anticipates expensing all costs associated with these systems changes as the costs are incurred.

(n) Reclassifications - Certain items have been reclassified in the accompanying consolidated financial statements for prior periods in order to be comparable with the classification adopted for the current period. Such reclassifications had no effect on previously reported net income.


Note 2            Related Party Transaction

                  Effective November 30, 1997, the Company entered into a Management Services Agreement, pursuant to which certain of the management of Checkers Drive-In Restaurants, Inc. ("Checkers") is providing key services to Rally's, including executive management, financial planning and accounting, franchise administration, purchasing and human resources. In addition, Rally's and Checkers share certain of their executive officers, including Chief Executive Officer and the Chief Operating Officer. The Management Services Agreement carries a term of seven years, terminable upon the mutual consent of the parties. The Company incurs fees from Checkers relative to the shared departmental costs times the respective store ratios. Checkers increased its corporate and regional staff in late 1997 and early 1998 in order to meet the demands of the agreement, but management believes that sharing of administrative expenses under the terms of the agreement will enable Checkers to attract the management staff with expertise necessary to more successfully manage and operate both Checkers and the Company at significantly reduced costs to both entities. Although the number of Checkers employees has grown to handle the increased workload, the costs of each department are equitably allocated between the Company and Checkers in accordance with the Management Services Agreement. The total cost of these services was $913,000 during the quarter ended March 22, 1998.


Note 3            Litigation

                  In January and February 1994, two putative class action lawsuits were filed, purportedly on behalf of the stockholders of Rally's, in the United States District Court for the Western District of Kentucky, Louisville division, against Rally's, Burt Sugarman and GIANT and certain of Rally's present and former officers and directors and its auditors. The cases were subsequently consolidated under the case name Jonathan Mittman et al vs. Rally's Hamburgers, Inc., et al, case number C-94-0039-L(CS). The complaints allege defendants violated the Securities Exchange Act of 1934, among other claims, by issuing inaccurate public statements about the Company in order to arbitrarily inflate the price of its common stock. The plaintiffs seek unspecified damages. On April 15, 1994, Rally's filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied Rally's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification; the plaintiffs renewed this motion, and despite opposition by the defendants, the Court granted such motion for class certification on April 16, 1996, certifying a class from July 20, 1992 to September 29, 1993. In October 1995, the plaintiffs filed a motion to disqualify Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP ("Christensen, Miller") as counsel for defendants based on a purported conflict of interest allegedly arising from the representation of multiple defendants as well as Ms. Glaser's position as both a former director of Rally's and a partner in Christensen, Miller. Defendants filed an opposition to the motion, and the motion to disqualify Christensen, Miller was denied. No trial date has been scheduled yet. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverages will apply. The defendants deny all wrongdoing and intend to defend themselves vigorously in this matter. Discovery is proceeding. Because these matters are in a preliminary stage, the Company is unable to determine whether a resolution adverse to the Company will have a material effect on its results of operations or financial condition. Accordingly, no provisions for any liabilities that may result upon adjudication have been made in the accompanying financial statements. An estimate of defense costs reimbursable under the Company's directors' and officers' insurance is included in "Other Assets" in the accompanying consolidated financial statements.

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

                  In December 1994, Rally's entered into two franchise agreements with Kader Investments, Inc. ("Kader") for the development and operation of Rally's Hamburgers restaurants in Anaheim, California and Tustin, California. Rally's assisted the franchisee in developing and opening the restaurants. On November 27, 1996, Kader filed a six-count Complaint against Rally's in the California Superior Court for Orange County (Case No. 772257) alleging material misrepresentation, respondent superior, breach of contract, breach of the implied covenant of good faith and fair dealing, fraud and unfair competition. These claims arose out of allegations concerning Rally's offer and sale of two franchises (under a two-store development agreement), and Rally's actions during the term of the agreements. The Complaint sought as relief rescission of the parties' franchise and development agreements; general damages of at least $1,494,277 and $1,400,000 for the material misrepresentation and fraud counts, respectively; general damages in unspecified amounts as to the other counts; punitive damages in unspecified amounts; and attorneys' fees. Rally's filed an Answer, but on December 18, 1997 in settlement of the litigation, the parties entered into a memorandum of understanding pursuant to which the Company would purchase Kader's restaurants for $1.65 million. The purchase price consisted of $855,000 in cash, $375,000 in restricted stock and $420,000 in notes. The transaction closed on April 24, 1998 and the action has been dismissed.

                  The Company is involved in other litigation matters incidental to its business. With respect to such other lawsuits, management does not believe the litigation in which it is involved will have a material effect upon its results of operation or financial condition.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

                  The Company commenced operations in 1985 to operate and franchise Rally's Hamburgers. As of March 22, 1998, the Company had an ownership interest in 229 Company-operated Restaurants and an additional 249 restaurants were operated by franchisees, including 27 Company-owned restaurants in Western markets which are operated as Rally's restaurants by CKE Restaurants, Inc. ("CKE") under an operating agreement which began in July, 1996. During the first quarter of fiscal 1998, the Company and its franchisees combined experienced a net increase of one operating restaurant. In 1998, the franchise community has indicated intent to open approximately 10 new units and the Company intends to open approximately two new restaurants.

                  The Company's fiscal year end historically has ended on the Sunday closest to December 31 and has included twelve reporting periods and quarters that include 13 weeks each. Effective with fiscal year 1998, the fiscal year will end on the Monday closest to December 31 and includes thirteen reporting periods, three quarters that include twelve weeks and the fourth quarter that will include sixteen weeks.

                  During the first quarter of fiscal 1998, sales at the Company's comparable stores increased 1.6% over the same twelve weeks in the prior year. The quarterly comparison of total restaurant dollars is negatively impacted by the extra week of sales ($2.6 million) in the prior year's first quarter as described above. Partially offsetting the impact of reporting one less week of sales during the quarter are the incremental sales related to the addition of 23 units in fiscal year 1997 ($2.2 million).

                  The increase in comparable store sales was the first such increase since the first quarter of fiscal year 1996. The increase in sales can be attributable to a more complete schedule of television advertising during the current year as compared to the prior year during which no television advertising occurred in most markets during the first eight weeks of the quarter. In addition, the Company feels that the new advertising campaign that focuses more on taste rather than toys, movie tie-ins or playgrounds will succeed in creating a point of difference for the consumer.

                  The Company continues to test the viability of adding dining rooms to existing restaurants to provide indoor seating for those customers that consider that an important criteria in their choice of a restaurant. As of March 22, 1998, dining rooms have been added to five restaurants with resulting sales increases ranging from 7% to 35%. With the experience gained from this initial test group, management is now surveying all company-owned units to determine the next group of stores that will be considered for the dining room addition.

                  The Company experienced increases in food, paper and labor costs during the first quarter of 1998. These costs totaled 63.8% of restaurant revenues versus 62.5% in the first quarter of 1997. This increase is due primarily to certain price point promotions and additional labor used to focus on speed of service improvements during the first quarter of 1998.

                  Effective November 30, 1997, the Company entered into a Management Services Agreement with Checkers Drive-In Restaurants, Inc. ("Checkers") whereby Checkers provides administrative services such as accounting, information technology, human resources, purchasing and other functional and management services for the Company. The Management Services Agreement carries a term of seven years, terminable upon the mutual consent of the parties. The Company pays fees to Checkers relative to the shared departmental costs times the respective store ratio. Management believes that the sharing of administrative expenses under the terms of this agreement will enable the companies to attract the management staff with expertise necessary to more successfully manage and operate both Checkers and the Company at significantly reduced costs to both entities.

Results of Operations

         The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's consolidated statements of operations and operating data for the periods indicated:

                                                                                        Quarter Ended
                                                                                         (Unaudited)
                                                                              ----------------------------------
                                                                                  March 22,        March 30,
                                                                                    1998              1997
                                                                              ------------------ ---------------
Revenues
     Restaurant sales                                                                96.3%              95.9%
     Franchise revenues and fees                                                      3.2%               3.5
     Owner fee income                                                                  .5%                .6
                                                                              ------------------ ---------------
                                                                                    100.00%            100.0%
                                                                              ================== ===============
Costs and Expenses
  Restaurant food and paper costs (1)                                                32.4%              31.8%
  Restaurant labor costs (1)                                                         31.4%              30.7%
  Restaurant occupancy expense (1)                                                    5.0%               4.9%
  Restaurant depreciation and amortization (1)                                        5.0%               5.7%
  Other restaurant operating expense (1)                                              8.6%               8.8%
  Advertising expense (1)                                                             5.3%               4.3%
  Owner expense (2)                                                                 161.6%             142.9%
  Other depreciation and amortization                                                 1.9%               1.8%
  Loss on investment in affiliate                                                     0.1%               0.0%
  General and administrative expenses                                                10.8%              11.7%
  Losses on assets to be disposed of                                                  0.1%              (0.1%)
                                                                              ------------------ ---------------
     Total costs and expenses                                                        98.3%              97.0%
                                                                              ------------------ ---------------
  Operating income                                                                    1.7%               3.0%

Other Income and (Expense)
   Interest income                                                                    0.2%               0.3%
   Interest expense                                                                  (5.3)%             (5.8)%
                                                                              ------------------ ---------------
   Net loss before income tax expense                                                (3.3)%             (2.5)%
                                                                              ------------------ ---------------

    Income tax expense                                                                0.1%               0.5%
                                                                              ================== ===============
     Net loss                                                                        (3.4)%             (2.9)%
                                                                              ================== ===============

Number of Restaurants:
    Restaurants open at the beginning of period                                       477                467
                                                                              ----------------     -------------

    Company restaurants opened (closed or transferred), net during period               -                  5
    Franchised  restaurants  opened  (closed  or  transferred),  net during             1                 (3)
period
                                                                              ----------------     -------------
    Total restaurants opened (closed or transferred), net during period                 1                  2
                                                                              ================     =============
    Total restaurants open at end of period                                           478                469
                                                                              ================     =============


(1)   As a percentage of Restaurant sales.
(2)   As a percentage of Owner fee income.

Comparison of Historical Results - Quarter Ended March 22, 1998 and Quarter Ended March 30, 1997

                  Revenues. The comparison of total revenues for the quarter is impacted by the inclusion of thirteen weeks in the quarter-ended March 30, 1997 as opposed to twelve weeks in the quarter ended March 22, 1998 as discussed above. Total revenue for the twelve weeks ended March 22, 1998 of $32.2 million reflects a decrease of $431,000 from the revenue of $32.6 million that was recognized for the thirteen weeks ended March 30, 1997. Revenue that was recognized during the extra week of the quarter ended March 30, 1997 was $2.6 million. Offsetting the negative comparative impact of the extra week of sales was an increase in comparable store sales for Company-owned restaurants of 1.6% compared to the same twelve weeks of the prior year. Comparable Company-owned restaurants are those continuously open during both reporting periods. In addition to comparable store sales increases, sales generated by 23 new company-owned units that opened during the prior fiscal year generated $2.2 million of incremental sales over the same twelve weeks of the prior year.

                  Costs and expenses. Restaurant food and paper cost increased to 32.4% of Restaurant sales in the quarter ended March 22, 1998 compared to 31.8% of Restaurant sales in the quarter ended March 30, 1997. The increase is due primarily to certain discounting to promote sales during the first quarter of 1998.

                  Restaurant labor costs, which includes restaurant employees' salaries, wages, benefits, and related taxes increased to 31.4% of Restaurant sales for the quarter ended March 22, 1998 compared to 30.7% of Restaurant sales for the quarter ended March 30, 1997. This increase is due primarily to additional labor used to focus on speed of service improvements and the discounting that occurred during the quarter ended March 28, 1998.

                  Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance totaled $1.6 million or 5.0% of Restaurant sales for the quarter ended March 22, 1998 compared to $1.5 million or 4.9% of Restaurant sales for the quarter ended March 30, 1997. The dollar increase is due primarily to the addition of 23 restaurants during fiscal year 1997.

                  Restaurant depreciation and amortization decreased to $1.6 million for the quarter ended March 22, 1998 compared to $1.8 million for the quarter ended March 30, 1997. During the prior year, the depreciation for each quarter was generally 25% of the projected annual total. During the current year, the depreciation for the first three-quarters will be approximately 23% of the projected annual total and depreciation for the fourth quarter will be approximately 31% of the projected annual total. As discussed above, the first three-quarters will each include 3 four-week accounting periods and the fourth quarter will include 4 four-week accounting periods. In addition to this change, certain assets have become fully depreciated since the end of the quarter ended March 30, 1997 offset by the addition of the 23 units during the same time period.

                  Other restaurant operating expenses include all other restaurant level operating expenses other than food and paper costs, labor and benefits, rent and other occupancy costs and specifically includes utilities, maintenance and other costs. These expenses were consistent, totaling $2.7 million or 8.6% of Restaurant sales for the quarter ended March 22, 1998 compared to $2.7 million or 8.8% of Restaurant sales during the quarter ended March 30, 1997.

                  Advertising expense increased to $1.6 million or 5.3% of Restaurant sales for the quarter ended March 22, 1998 compared to $1.4 million or 4.3% of Restaurant sales for the quarter ended March 30, 1997. The increase is due to a more complete schedule of television advertising during the current year as compared to the prior year during which no television advertising occurred in most markets during the first eight weeks of the quarter.

                  Owner expenses of $257,000 for the quarter ended March 22, 1998 represent the Company's segregated ownership cost related to the 29 units operated by CKE. These expenses consist primarily of depreciation and amortization associated with the properties.

                  The loss on investment in affiliate of $42,000 represents the Company's share of the income of Checkers Drive-In Restaurants, Inc. ("Checkers") for the quarter ended March 22, 1998 offset by the amortization of related goodwill.

                  General and administrative expenses were $3.5 million for the quarter ended March 22, 1998 compared to $3.8 million for the quarter ended March 30, 1997. This reduction is due to the inclusion of thirteen weeks in the quarter ended March 30, 1997 versus twelve weeks in the quarter ended March 22, 1998 and the initial savings associated with the Management Services Agreement with Checkers.

                  Interest expense. Interest expense decreased to $1.7 million for the quarter ended March 22, 1998 which included twelve weeks compared to $1.9 million for the quarter ended March 30, 1997 which included thirteen weeks. A portion of this decrease relates to the decreased weighted average balance of debt outstanding during respective periods.

                  Interest income. Interest income decreased 25.2% for the quarter ended March 22, 1998 to $77,000 compared to $103,000 for the quarter ended March 30, 1997 due to lower average investments.

                  Income tax. The company's net tax provision for both quarters represents estimated state income taxes expected to be payable for both years. The Company has continued not recording a benefit for the current book losses due to uncertainty of their ultimate realization.

Liquidity and Capital Resources

                  The Company's cash flow used in operating activities was approximately $.5 million for the quarter ended March 22, 1998 compared with cash flow provided by operating activities of approximately $1.3 million for the quarter ended March 30, 1997. This decrease resulted primarily from the payment of accrued liabilities and the increase in receivables.

                  Capital expenditures of approximately $.6 million for the quarter ended March 22, 1998 were funded primarily through sales of surplus properties and existing cash balances. These expenditures were primarily for the construction of side dining rooms or conversion of existing stores. Remaining capital expenditures were primarily for the purchase and installation of certain replacement equipment.

                  The Company plans to open approximately two new units in 1998. Full year capital expenditures are expected to be in the range of approximately $2 million to $3 million, inclusive of replacement capital but excluding costs that may be incurred related to the addition of dining rooms to existing units.

                  Principal payments of debt and capital leases totaled approximately $275,000 during the quarter ended March 22, 1998. The Company is required to make a mandatory sinking fund payment on June 15, 1999 calculated to retire 33 1/3% in aggregate original principal amount of the Senior Notes issued with the balance maturing on June 15, 2000. Such sinking fund requirement, due to debt repurchases in the prior year, is now approximately $1.6 million.

                  The Company is actively marketing the assets included in the caption "Assets held for sale" in the accompanying consolidated balance sheet and expects realization in cash over the next 12 months, although actual timing of such cash flows cannot be predicted. The assets contained in this caption are recorded at management's current estimate of fair market value less costs to sell. There can be no assurances that these values will be ultimately realized. Approximately $119,000 was generated during the quarter ended March 22, 1998 from the sale of such assets.

                  On December 20, 1996, the Company issued warrants to purchase an aggregate of 1,500,000 restricted shares of its Common Stock to CKE and Fidelity National Financial, Inc. These warrants have a three-year term and became exercisable on December 20, 1997. The exercise price is $4.375 per share, the closing price of the Common Stock on December 20, 1996. The underlying shares of Common Stock have not been registered with the Securities and Exchange Commission and, therefore, are not freely tradable. If exercised, these warrants would provide approximately $6.6 million in additional capital to the Company. The proceeds generated from any exercise of such warrants may be used for new store construction, refurbishment of some existing restaurants and for other general corporate purposes, including possible further debt reduction.

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

                  PART II.  OTHER INFORMATION

Item 1. Legal Proceedings - See Note 5 to Part I, Item 1 which is incorporated herein by reference.

Item 2.       Changes in Securities

              None.

Item 3.       Defaults Upon Senior Securities

              None.

Item 4.       Submission of Matters to a Vote of Security Holders

              None.

Item 5.       Other Information

              None.

Item 6.       Exhibits and Reports on Form 8-K

   (a)        27 Financial Data Schedule

   (b)        Reports on 8-K:

              The following Form 8-K reports were filed during the quarter ended March 22, 1998:

              The Company filed a Report on Form 8-K/A with the commission dated March 3, 1998, reporting under Item 7, the audited financial statements of Checkers Drive-In Restaurants, Inc. and the required Pro-forma financial information related to that certain Exchange Agreement between the Company and CKE Restaurants, Inc, Fidelity Financial, Inc., GIANT GROUP, LTD. and other parties named in Exhibit A to the Exchange Agreement.

SIGNATURE



                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Rally's Hamburgers, Inc.
                                        ------------------------------------
                                              (Registrant)



Date: May 6, 1998                       By:  /s/Joseph N. Stein
                                             -------------------------------
                                             Joseph N. Stein
                                             Chief Financial Officer
                                             (Principle Accounting Officer)