Form 10-Q/A
period 1998-03-22
RALLYS HAMBURGERS INC
filed 1998-05-14
CIK 854873

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q/A
                                (AMENDMENT NO. 1)

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

                OUTSTANDING AT APRIL 15, 1998 - 24,871,123 shares

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



Date: May 13, 1998                       By:  /s/Joseph N. Stein
                                             -------------------------------
                                             Joseph N. Stein
                                             Chief Financial Officer
                                             (Principle Accounting Officer)