Form 10-Q
period 1998-06-14
RALLYS HAMBURGERS INC
filed 1998-07-29
CIK 854873

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                --------------------

                                     FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                    FOR THE QUARTERLY PERIOD ENDED JUNE 14, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ______ to ________

                                --------------------

                           COMMISSION FILE NUMBER 0-17980

                                --------------------

                              RALLY'S HAMBURGERS, INC.
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)


                    DELAWARE                            62-1210077
         -------------------------------         ------------------------
         (State or other jurisdiction of         (IRS Employer ID Number)
         incorporation or organization)

      14255 49TH STREET NORTH, BUILDING 1, SUITE 101, CLEARWATER, FL 33762
      --------------------------------------------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: 727/519-2000

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

                  OUTSTANDING AT July 15, 1998 - 25,030,464 shares

                                 TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

PART I    FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED BALANCE SHEETS
             JUNE 14, 1998 AND DECEMBER 28, 1997..............................3

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             QUARTER ENDED JUNE 14, 1998 AND  JUNE 29, 1997 AND TWO QUARTERS
             ENDED JUNE 14, 1998 AND JUNE 29, 1997............................5

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             TWO QUARTERS ENDED JUNE 14, 1998 AND  JUNE 29, 1997..............6

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)....7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS......................................10

PART II   OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS..................................................16

  ITEM 2. CHANGES IN SECURITIES..............................................16

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES....................................17

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................17

  ITEM 5. OTHER INFORMATION..................................................17

  ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....18


PART 1.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)

                     RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Dollars in Thousands)

                                       ASSETS

                                                                              (UNAUDITED)
                                                                                JUNE 14,    DECEMBER 28,
                                                                                  1998          1997
                                                                              -----------    -----------
CURRENT ASSETS:

Cash and cash equivalents                                                       $  4,665      $  4,008
Restricted cash                                                                    1,380         1,380
Investments                                                                          135           446
Accounts receivable, net                                                           2,925         1,949
Notes receivable                                                                      80          --
Inventory                                                                          1,207         1,052
Prepaid expenses and other current assets                                            499         1,057
Assets held for sale                                                               1,099         1,076
                                                                                --------      --------
     Total current assets                                                         11,990        10,968


Property and equipment, net                                                       65,347        68,067
Investment in affiliate, net of accumulated amortization                          24,780        24,988
Notes receivable, net                                                                685           872
Goodwill, net of accumulated amortization                                          9,651         9,913
Reacquired franchise and territory rights, net of accumulated amortization        12,233        12,758
Other intangibles, net of accumulated amortization                                 4,204         4,334
Other assets, net of accumulated amortization                                      2,342         2,397
                                                                                --------      --------
                                                                                $131,232      $134,297
                                                                                ========      ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Dollars in Thousands)
                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            (UNAUDITED)
                                                                              JUNE 14,       DECEMBER 29,
                                                                                1998            1997
                                                                            ---------        ------------
CURRENT LIABILITIES:

Accounts payable                                                              $   9,016       $   7,076
Reserves for restaurant relocations and abandoned sites                           2,289           1,665
Accrued liabilities                                                               9,172          11,842
Current maturities of long term-debt and obligations under capital lease          1,244           1,194
                                                                              ---------       ---------
     Total current liabilities                                                   21,721          21,777

Senior notes, net of discounts                                                   58,056          58,005
Long-term debt, less current maturities                                           4,013           4,017
Obligations under capital lease, less current maturities                          5,054           5,228
Long-term reserves for restaurant relocations and adandoned sites                 2,630           3,655
Other noncurrent liabilities                                                        412             102
                                                                              ---------       ---------

    Total liabilities                                                            91,886          92,784

STOCKHOLDERS' EQUITY:
 Preferred Stock, $.10 par value, authorized 5,000,000 shares,
     45,667 issued and outstanding                                                    5               5
Common stock, $.10 par value, authorized 50,000,000 shares, issued and outstanding 25,030,464 at June 14, 1998 and 24,836,900 at
     December 28, 1997                                                            2,503           2,484
Additional paid-in capital                                                       97,774          97,277
Retained deficit                                                                (58,828)        (56,145)
                                                                              ---------       ---------
                                                                                 41,454          43,621
Less treasury stock, at cost, 273,445 shares                                     (2,108)         (2,108)
                                                                              ---------       ---------
    Net stockholders' equity                                                     39,346          41,513
                                                                              ---------       ---------
                                                                              $ 131,232       $ 134,297
                                                                              =========       =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)

                                                             QUARTER ENDED              TWO QUARTERS ENDED
                                                       -------------------------     -------------------------
                                                        JUNE 14,       JUNE 29,       JUNE 14,       JUNE 29,
                                                         1998            1997           1998           1997
                                                       (12 Weeks)     (13 Weeks)     (24 Weeks)     (26 Weeks)
                                                       ----------     ----------     ----------     ----------
REVENUES:
Restaurant sales                                        $ 33,173       $ 36,561       $ 64,135       $ 67,811
Franchise revenues and fees                                1,108          1,346          2,151          2,481
Owner fee income                                             169            183            328            393
                                                        --------       --------       --------       --------
    Total revenues                                      $ 34,450       $ 38,090       $ 66,614       $ 70,685
                                                        --------       --------       --------       --------
COSTS AND EXPENSES:
Restaurant food and paper costs                           10,503         12,013         20,550         21,889
Restaurant labor costs                                    10,343         10,455         20,051         20,274
Restaurant occupancy expense                               1,664          1,613          3,216          3,104
Restaurant depreciation and amortization                   1,687          1,761          3,364          3,527
Other restaurant operating expense                         2,959          3,251          5,621          6,043
Advertising expense                                        2,747          3,378          4,391          4,833
Owner depreciation                                           145            157            281            314
Other depreciation and amortization                          541            626          1,168          1,299
General and administrative expenses                        2,777          3,079          6,258          6,651
Loss provisions                                              854            (75)           885            (56)
Loss (income) net of amortization on  investment
        in affiliate                                         198           --              240           --
                                                        --------       --------       --------       --------
    Total costs and expenses                              34,418         36,258         66,025         67,878
                                                        --------       --------       --------       --------

    Operating income (loss)                                   32          1,832            589          2,807
                                                        --------       --------       --------       --------

OTHER INCOME (EXPENSE):
Interest income                                               78            264            155            367
Interest expense                                          (1,684)        (1,854)        (3,374)        (3,734)
                                                        --------       --------       --------       --------

(Loss) income before income tax expense                   (1,574)           242         (2,630)          (560)
Income tax expense                                            26            150             52            300
                                                        --------       --------       --------       --------

        Net income (loss)                               $ (1,600)      $     92       $ (2,682)      $   (860)
                                                        ========       ========       ========       ========
        Comprehensive (loss) income                     $ (1,600)      $     92       $ (2,682)      $   (860)
                                                        ========       ========       ========       ========

                                                        ========       ========       ========       ========
 Net income (loss) per common share - basic             $  (0.06)      $   --         $  (0.11)      $  (0.04)
                                                        ========       ========       ========       ========
 Net income (loss) per common share - diluted           $  (0.06)      $   --         $  (0.11)      $  (0.04)
                                                        ========       ========       ========       ========

Weighted average number of common shares - basic          24,698         20,552         24,633         20,545
                                                        ========       ========       ========       ========
Weighted average number of common shares - diluted        24,698         20,552         24,633         20,545
                                                        ========       ========       ========       ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                     RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (DOLLARS IN THOUSANDS)
                                    (UNAUDITED)
                                                                            TWO QUARTERS ENDED
                                                                         ------------------------
                                                                          JUNE 14,      JUNE 29,
                                                                            1998          1997
                                                                         (24 Weeks)    (26 Weeks)
                                                                         ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $(2,682)      $  (860)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:                                          --            --
    Depreciation and amortization                                           4,812         5,142
    Provision for losses on assets to be disposed of                          885          (125)
    Bond costs and discounts                                                  184          --
    Warrant expense                                                          --             484
    Provision for bad debt                                                    103          (350)
    Loss (income), net of amortization on investment in affilate              240          --
    Provisions for income taxes                                                52          --
Changes in assets and liabilities:
    (Increase) decrease in receivables                                     (1,598)         (935)
    (Increase) decrease in notes receivable                                   107            98
    Increase in inventory                                                    (104)          (30)
    Decrease (increase) in prepaid expenses and other current assets          818          (165)
    Decrease in deposits and other                                            (15)          250
    Increase in accounts payable                                            1,940         1,081
    (Decrease) increase in accrued liabilities                             (2,223)         (446)
                                                                          -------       -------
    Net cash provided by operating activities                               2,519         4,144
                                                                          -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                       (1,180)       (2,709)
Cash paid on business purchases                                              (855)         --
Decrease in investments                                                       311           463
Proceeds from sale of fixed assets                                            271           783
Cash paid for investments in affiliates                                       (32)         --
                                                                          -------       -------
    Net cash used in by investing activities                               (1,485)       (1,463)
                                                                          -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash                                                  --             236
Principal payments in long-term debt and capital lease obligations           (548)         (880)
Net proceeds from issuance of common stock                                     55            68
Other equity funding                                                          116             0
                                                                          -------       -------
    Net cash used in financing activities                                    (377)         (576)
                                                                          -------       -------
    Net increase in cash                                                      657         2,105
CASH AT BEGINNING OF PERIOD                                                 4,008         2,285
                                                                          =======       =======
CASH AT END OF PERIOD                                                     $ 4,665       $ 4,390
                                                                          =======       =======
 Supplemental disclosures of cash flow information---
 Interest paid, net                                                       $ 3,411       $ 3,533
                                                                          =======       =======
 Income taxes paid                                                        $  --         $   331
                                                                          =======       =======

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. The operating results for the two quarters ended June 14, 1998, are not necessarily an indication of the results that may be expected for the fiscal year ending December 28, 1998. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997. Therefore it is suggested that the accompanying financial statements be read in conjunction with the Company's December 28, 1997 consolidated financial statements. As of December 29, 1997 the Company changed from a 13 week quarter to a 12 week quarter with the exception of the fourth quarter which will consist of sixteen weeks.

(b) PURPOSE AND ORGANIZATION - The principal business of Rally's Hamburgers, Inc. (the "Company", "Rally's") is the operation and franchising of Rally's Restaurants. Rally's is one of the largest chains of double drive-thru restaurants in the United States. At June 14, 1998, the Rally's system included 484 restaurants in 18 states located primarily in the Midwest and the Sunbelt and are comprised of 230 Company-owned and operated, 254 franchised restaurants, including 28 Company-owned restaurants in Western markets which are operated as Rally's restaurants by CKE Restaurants, Inc. ("CKE"), a significant shareholder of the Company, under an operating agreement which began July, 1996. Two additional Company-owned stores covered by the operating agreement have been converted to the Carl's Jr. format and are not included in the above store count. The Company's restaurants offer high quality fast food. The Company primarily serves the drive-thru and take-out segments of the quick-service restaurant industry. The Company opened its first restaurant in January 1985 and began offering franchises in November 1986.

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

(f) RECEIVABLES - Receivables consist primarily of franchise fees, royalties and notes due from franchisees and owner fee income and advances to the National Advertising Fund which provides broadcast creative production for use by the Company and its franchisees. Allowances for doubtful receivables were $697,000 at June 14, 1998 and $431,000 at December 28, 1997.

(g) INVENTORY - Inventory is valued at latest invoice cost, which approximates the lower of first-in, first-out cost or market.

(h) IMPAIRMENT OF LONG LIVED ASSETS - The Company accounts for tangible property and intangibles under the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121), which requires the write-down of certain intangibles and tangible property associated with under performing sites to the level supported by the forecasted discounted cash flow in cases where undiscounted cash flow projected does not exceed the book value of the related assets.

(i) PROPERTY AND EQUIPMENT - Property and equipment are depreciated using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The estimated useful lives for financial reporting purposes are the shorter of 20 years or the lease life plus available renewal options for buildings and property held under capital leases, eight years for furniture and equipment, five years for software and computer systems and the life of the lease for leasehold improvements. Expenditures for major renewals and betterments are capitalized while expenditures for maintenance and repairs are expensed as incurred.

(j) USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

(k) DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS - The balance sheets as of June 14, 1998 and December 28, 1997 reflect the fair value amounts which have been determined using available market information and appropriate valuation methodologies. However, considerable judgement is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts of cash and cash equivalents, receivables, accounts payable, and long-term debt are a reasonable estimate of their fair value. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange.

(l) EARNINGS (LOSS) PER COMMON SHARE - Basic earnings (loss) per common share is calculated based upon the Company's reported income and the weighted average common shares outstanding of 24,698,000 and 20,552,000 for quarters ended June 14, 1998 and June 29, 1997, respectively. The income loss and average shares outstanding for purposes of the computation of diluted earnings per share are the same as for the computation of basic earnings per share. Potentially dilutive convertible preferred stock, common stock warrants and common stock options have no effect, as they are anti-dilutive for all periods presented.

(m) COMPREHENSIVE INCOME - In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of the Company's financial statements for earlier periods provided for comparative purposes are required under SFAS 130.

(n) YEAR 2000 - Many computer systems using two-digit fields to store years must be converted to read four-digit fields before the turn of the century in order to recognize the difference between the years 1900 and 2000. The Company's software system and certain Restaurant level hardware will be upgraded or replaced in time to meet the Year 2000 requirements at a cost estimated at approximately $300,000 and will be funded through operating cash flows. The Company anticipates expensing all non-capitalizable costs associated with these systems changes as the costs are incurred.

(o) RECLASSIFICATIONS - Certain items have been reclassified in the accompanying consolidated financial statements for prior periods in order to be comparable with the classification adopted for the current period. Such reclassifications had no effect on previously reported net income.

NOTE 2    RELATED PARTY TRANSACTION

          Effective November 30, 1997, the Company entered into a Management Services Agreement, pursuant to which certain of the management of Checkers Drive-In Restaurants, Inc. ("Checkers") is providing key services to Rally's, including executive management, financial planning and accounting, franchise administration, purchasing and human resources. In addition, Rally's and Checkers share certain of their executive officers, including Chief Executive Officer and the Chief Operating Officer. The Management Services Agreement carries a term of seven years, terminable upon the mutual consent of the parties. The Company incurs fees from Checkers relative to the shared departmental costs times the respective store ratios. Checkers increased its corporate and regional staff in late 1997 and early 1998 in order to meet the demands of the agreement, but management believes that sharing of administrative expenses under the terms of the agreement will enable Checkers to attract the management staff with expertise necessary to more successfully manage and operate both Checkers and the Company at significantly reduced costs to both entities. Although the number of Checkers employees has grown to handle the increased workload, the costs of each department are equitably allocated between the Company and Checkers in accordance with the Management Services Agreement. The total cost of these services was $1.1 million during the second quarter of 1998 and $2.0 million for the two quarters ended June 14, 1998.

NOTE 3    LOSS PROVISIONS

          During the second quarter of 1998, the Company recorded provisions of $854,000 to reserve for the costs associated with the closure of five restaurants and the relocation of one restaurant.

NOTE 4    LEGAL SETTLEMENT

          In December 1994, Rally's entered into two franchise agreements with Kader Investments, Inc. ("Kader") for the development and operation of Rally's Hamburgers restaurants in Anaheim, California and Tustin, California. Rally's assisted the franchisee in developing and opening the restaurants. On November 27, 1996, Kader filed a six-count Complaint against Rally's in the California Superior Court for Orange County (Case No. 772257) alleging material misrepresentation, respondent superior, breach of contract, breach of the implied covenant of good faith and fair dealing, fraud and unfair competition. These claims arose out of allegations concerning Rally's offer and sale of two franchises (under a two-store development agreement), and Rally's actions during the term of the agreements. The Complaint sought as relief rescission of the parties' franchise and development agreements; general damages of at least $1,494,277 and $1,400,000 for the material misrepresentation and fraud counts, respectively; general damages in unspecified amounts as to the other counts; punitive damages in unspecified amounts; and attorneys' fees. Rally's filed an Answer, but on December 18, 1997 in settlement of the litigation, the parties entered into a memorandum of understanding pursuant to which the Company would purchase Kader's restaurants for total consideration $1.92 million. The consideration consisted of $855,000 in cash, $274,000 in forgiveness of accounts receivable, $375,000 in restricted stock and $420,000 in notes payable. The transaction closed on April 24, 1998 and the action has been dismissed.

NOTE 5    STOCK OPTION PLANS

          The Company currently has three stock option plans in effect; the 1990 Stock Option Plan (the Employees' Plan"), the 1990 Stock Option Plan for Non-Employee Directors (the "1990 Directors' Plan"), and the 1995 Stock Option Plan for Non-Employee Directors (the "1995 Directors' Plan"). During 1996, a total of 350,000 additional options were granted to five of the current directors. These options were not granted pursuant to an option plan. The options were granted at a price equal to the stock's market price on the date of grant. The options were immediately exercisable and expire after five years.

          The Employees Plan was amended on June 11, 1998 to increase the number of shares subject to the Plan from 3,250,000 to 5,750,000 and was further amended to enable certain employees of Checkers Drive-In Restaurants, Inc. who provide services to the Company pursuant to the Management Services Agreement that exists between the two companies to participate in the Employees' Plan.

          On February 12, 1998, pursuant to the 1995 Directors' Plan, the Company issued options to purchase 1,600,000 shares at an exercise price of $2.375 to the existing Directors of the Company. Additionally, on April 27, 1998, pursuant to the Employees' Plan, the Company issued options to purchase 728,800 shares at an exercise price of $2.531.

          For purposes of the pro forma disclosures assuming the use of the fair value method of accounting, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted -average assumptions used for grants in the first two quarters of fiscal 1998: expected volatility of 94.8 percent;

risk-free interest rates of 5.77 percent for the quarter ended March 22, 1998 and 5.45 percent for the quarter ended June 14, 1998 for options granted to employees and directors; and expected lives of four years for options granted to employees and directors. An expected dividend yield of 0 percent was used for all periods based on the Company's history of no dividend payments.

          The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards no. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for all option grants to employees and directors been determined consistent with FASB Statement No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to ($2.5 million) for the quarter ended June 14, 1998 and to ($4.3 million) for the two quarters then ended, on a pro forma basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

          The Company commenced operations in 1985 to operate and franchise Rally's Hamburgers. As of June 14, 1998, the Company had an ownership interest in 230 Company-operated Restaurants and an additional 254 restaurants were operated by franchisees, including 28 Company-owned restaurants in Western markets which are operated as Rally's restaurants by CKE Restaurants, Inc. ("CKE") under an operating agreement which began in July, 1996. During the second quarter of fiscal 1998, the Company and its franchisees combined experienced a net increase of six operating restaurants. In 1998, the franchise community has indicated intent to open approximately 10 new units and the Company intends to open approximately two new restaurants.

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

          During the second quarter of fiscal 1998, sales at the Company's comparable stores decreased 5.2% over the same twelve weeks in the prior year. The quarterly comparison of total restaurant dollars is negatively impacted by the extra week of sales ($2.8 million) in the prior year's second quarter as described above. Partially offsetting the impact of reporting one less week of sales during the quarter are the incremental sales related to the net addition of 13 units since June 29, 1997 ($1.9 million).

          The Company continues to test the viability of adding dining rooms to existing restaurants to provide indoor seating for those customers that consider that an important criteria in their choice of a restaurant. As of June 14, 1998, dining rooms have been added to five restaurants with a wide range in sales increases. With the experience gained from this initial test group, management has surveyed all company-owned units and identified the next group of test units that will be considered for the dining room addition.

          The Company experienced decreases in food and paper cost and increases in labor costs during the second quarter of 1998. While the food and paper component decreased by 1.2% of restaurant sales, the food, paper and labor costs combined totaled 62.9% of restaurant sales versus 61.5% in the second quarter of 1997. This increase is due primarily to certain price point promotions and additional labor used to focus on speed of service improvements during the second quarter of 1998.

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

RESULTS OF OPERATIONS

      The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's consolidated statements of operations and operating data for the periods indicated:

                                                                                QUARTER ENDED             TWO QUARTERS ENDED
                                                                                 (UNAUDITED)                  (UNAUDITED)
                                                                             --------------------        --------------------
                                                                             JUNE 14,    JUNE 29,        JUNE 14,    JUNE 29,
REVENUES                                                                       1998        1997            1998        1997
                                                                              ------      ------          ------      ------
    Net restaurant sales                                                       96.3%       96.0%           96.3%       95.9%
    Franchise revenues and fees                                                 3.2%        3.5%            3.2%        3.5%
    Owner fee income                                                            0.5%        0.5%            0.5%        0.6%
                                                                              ------      ------          ------      ------
        Total  revenues                                                         100%        100%            100%        100%
                                                                              ------      ------          ------      ------
COSTS AND EXPENSES
    Restaurant food and paper costs (1)                                        31.7%       32.9%           32.0%       32.3%
    Restaurant labor costs (1)                                                 31.2%       28.6%           31.3%       29.9%
    Restaurant occupancy expense (1)                                            5.0%        4.4%            5.0%        4.6%
    Restaurant depreciation and amortization (1)                                5.1%        4.8%            5.2%        5.2%
    Other restaurant operating expenses                                         8.9%        8.9%            8.8%        8.9%
    Advertising expense (1)                                                     8.3%        9.2%            6.8%        7.1%
    Owner depreciation (2)                                                     85.8%       85.8%           85.7%       79.9%
    Other depreciation and amortization                                         1.6%        1.6%            1.8%        1.8%
    General and administrative expense                                          8.1%        8.1%            9.4%        9.4%
    Loss provisions                                                             2.5%       (0.2)%           1.3%       (0.1)%
    Loss (income) net of amortization on investment                             0.6%        0.0%            0.4%        0.0%
                                                                              ------      ------          ------      ------
     Operating income (loss)                                                    0.1%        4.8%            0.9%        4.0%
                                                                              ------      ------          ------      ------
OTHER INCOME (EXPENSE)
    Interest income                                                             0.2%        0.7%            0.2%        0.5%
    Interest expense                                                           (4.9)%      (4.9)%          (5.1)%      (5.3)%
                                                                              ------      ------          ------      ------

    Income (loss) before income tax expense                                    (4.6)%       0.6%           (3.9)%      (0.8)%
    Income tax expense                                                          0.1%        0.4%            0.1%        0.4%
                                                                             ------      ------          ------      ------
        Net income (loss)                                                      (4.6)%       0.2%           (4.0)%      (1.2)%
                                                                              ======      ======          ======      ======
(1) As percent of Restaurant sales.
(2) As a percent of owner fee income.

Number of Restaurants (System-wide):
    Restaurants open at the beginning of period                                 478         469             477         467
                                                                             ------      ------          ------      ------
    Company restaurants opened (closed or transferred),
          net during period                                                       1           3               1           8
    Franchised restaurants opened (closed or transferred),
           net during period                                                      5           1               6          (2)
                                                                             ------      ------          ------      ------
    Total restaurants opened (closed or transferred), net during period           6           4               7           6
                                                                             ------      ------          ------      ------
    Total restaurants open at end of period                                     484         473             484         473
                                                                             ======      ======          ======      ======

COMPARISON OF HISTORICAL RESULTS - QUATER ENDED JUNE 14, 1998 AND QUARTER ENDED JUNE 29, 1997

          REVENUES. The comparison of total revenues for the quarter is impacted by the inclusion of thirteen weeks in the quarter-ended June 29, 1997 as opposed to twelve weeks in the quarter ended June 14, 1998 as discussed above. Total revenue for the twelve weeks ended June 14, 1998 of $34.5 million reflects a decrease of $3.6 million from the revenue of $38.1 million that was recognized for the thirteen weeks ended June 29, 1997. Revenue that was recognized during the extra week of the quarter ended June 29, 1997 was $3.1 million. Sales were also negatively impacted by a decrease in comparable store sales for Company-owned restaurants of 5.2% compared to the same twelve weeks of the prior year. Comparable Company-owned restaurants are those continuously open during both reporting periods. As an offset to comparable store sales decreases, sales generated by 20 new company-owned units that opened since the first quarter of the prior fiscal year generated $2.5 million of incremental sales over the same twelve weeks of the prior year.

          COSTS AND EXPENSES. Restaurant food and paper cost decreased to 31.7% of restaurant sales in the quarter ended June 14, 1998 compared to 32.9% of Restaurant sales in the quarter ended June 29, 1997. The decrease is due primarily to improved purchasing contracts negotiated in 1997.

          Restaurant labor costs, which includes restaurant employees' salaries, wages, benefits, and related taxes increased to 31.2% of restaurant sales for the quarter ended June 14, 1998 compared to 28.6% of restaurant sales for the quarter ended June 29, 1997. This increase is due primarily to additional labor used to focus on speed of service improvements and increased group insurance costs and the inefficiencies associated with operating at a lower sales volume.

          Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance totaled $1.7 million or 5.0% of restaurant sales for the quarter ended June 14, 1998 compared to $1.6 million or 4.4% of restaurant sales for the quarter ended June 29, 1997. The dollar increase is due primarily to the net addition of 13 company operated restaurants since June 29, 1997, partially offset by the extra week included in the prior fiscal quarter.

          Restaurant depreciation and amortization decreased to $1.7 million for the quarter ended June 14, 1998 compared to $1.8 million for the quarter ended June 29, 1997. During the prior year, the depreciation for each quarter was generally 25% of the projected annual total. During the current year, the depreciation for the first three-quarters will be approximately 23% of the projected annual total and depreciation for the fourth quarter will be approximately 31% of the projected annual total. As discussed above, the first three-quarters will each include 3 four-week accounting periods and the fourth quarter will include 4 four-week accounting periods. In addition to this change, certain assets have become fully depreciated since the end of the quarter ended June 29, 1997 offset by the net addition of the 13 company operated restaurants since June 29,1997.

          Other restaurant operating expenses include all other restaurant level operating expenses other than food and paper costs, labor and benefits, rent and other occupancy costs and specifically includes utilities, maintenance and other costs. These expenses were consistent as a percentage of restaurant sales totaling $3.0 million or 8.9% of restaurant sales for the quarter ended June 14, 1998 compared to $3.3 million or 8.9% of restaurant sales during the quarter ended June 29, 1997 The dollar decrease is due to the thirteenth week in the quarter ended June 29, 1997, partially offset by the net addition of 13 company operated restaurants since June 29, 1997.

          Advertising expense decreased to $2.7 million or 8.3% of restaurant sales for the quarter ended June 14, 1998 compared to $3.4 million or 9.2% of restaurant sales for the quarter ended June 29, 1997. The decrease is due primarily to the inclusion of a $405,000 provision for the funding of franchisee advertising expenses in the quarter ended June 29, 1997 and the inclusion of the extra week in the prior fiscal quarter.

          Owner depreciation of $145,000 for the quarter ended June 14, 1998 represents the Company's segregated ownership cost related to the 28 Rally's restaurants and two other units operated by CKE. These expenses consist primarily of depreciation and amortization associated with the properties.

          General and administrative expenses were $2.8 million for the quarter ended June 14, 1998 compared to $3.1 million for the quarter ended June 29, 1997. This reduction is due primarily to the inclusion of thirteen weeks in the quarter ended June 29, 1997 versus twelve weeks in the quarter ended June 14, 1998 and to the continued savings associated with the Management Services Agreement with Checkers partially offset by a favorable adjustment to bad debt expense that occurred during the second quarter of 1997.

          LOSS PROVISIONS. During the second quarter of 1998, the Company recorded provisions of $854,000 to reserve for costs associated with the closure of five restaurants and the relocation of one restaurant. In the comparable quarter of the prior year, the Company reversed previously recorded provisions of $75,000 also related to restaurant closures.

          The loss on investment in affiliate of $198,000 represents the Company's share of the losses of Checkers Drive-In Restaurants, Inc. ("Checkers") for the quarter ended June 14, 1998 and the amortization of related goodwill.

          INTEREST EXPENSE. Interest expense decreased to $1.7 million for the quarter ended June 14, 1998 which included twelve weeks compared to $1.9 million for the quarter ended June 29, 1997 which included thirteen weeks. A portion of this decrease relates to the decreased weighted average balance of debt outstanding during respective periods.

          INTEREST INCOME. Interest income decreased 70.5% for the quarter ended June 14, 1998 to $78,000 compared to $264,000 for the quarter ended June 29, 1997 due primarily to lower average investments.

          INCOME TAX. The company's net tax provision for both quarters represents estimated state income taxes expected to be payable for both years. The Company has not recorded a benefit for the current book losses due to uncertainty of their ultimate realization.

COMPARISON OF HISTORICAL RESULTS - TWO QUARTERS ENDED JUNE 14, 1998 AND TWO QUARTERS ENDED JUNE 29, 1997

          REVENUES. The comparison of total revenues for the two quarters is impacted by the inclusion of 26 weeks in the two quarters ended June 29, 1997 as opposed to 24 weeks in the two quarters ended June 14, 1998 as discussed above. Total revenue for the 24 weeks ended June 14, 1998 of $66.6 million reflects a decrease of $4.1 million from the revenue of $70.7 million that was recognized for the 26 weeks ended June 29, 1997. Revenue that was recognized during the extra two weeks of the two quarters ended June 29, 1997 was $6.3 million. Sales were also negatively iimpacted by a decrease in comparable store sales for Company-owned restaurants of 2.4% compared to the same 24 weeks of the prior year. Comparable Company-owned restaurants are those continuously open during both reporting periods. Offsetting the comparable store sales decreases were sales generated by 24 new company-owned units that opened since the beginning of the prior fiscal year which generated $5.6 million of incremental sales over the same 24 weeks of the prior year.

          COSTS AND EXPENSES. Restaurant food and paper cost decreased to 32.0% of restaurant sales in the two quarters ended June 14, 1998 compared to 32.3% of restaurant sales in the two quarters ended June 29, 1997. The decrease is due to improved purchasing contracts negotiated in 1997.

          Restaurant labor costs, which includes restaurant employees' salaries, wages, benefits, and related taxes increased to 31.3% of restaurant sales for the two quarters ended June 14, 1998 compared to 29.9% of restaurant sales for the two quarters ended June 29, 1997. This increase is due primarily to additional labor used to focus on speed of service improvements and the discounting that occurred during the two quarters ended June 14, 1998.

          Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance totaled $3.2 million or 5.0% of restaurant sales for the two quarters ended June 14, 1998 compared to $3.1 million or 4.6% of restaurant sales for the two quarters ended June 29, 1997. The dollar increase is due primarily to the net addition of 13 company operated restaurants since June 29, 1997.

          Restaurant depreciation and amortization decreased to $3.4 million for the two quarters ended June 14, 1998 compared to $3.5 million for the two quarters ended June 29, 1997. During the prior year, the depreciation for each quarter was generally 25% of the projected annual total. During the current year, the depreciation for the first three-quarters will be approximately 23% of the projected annual total and depreciation for the fourth quarter will be approximately 31% of the projected annual total. As discussed above, the first three-quarters will each include 3 four-week accounting periods and the fourth quarter will include 4 four-week accounting periods. In addition to this change, certain assets have become fully depreciated since June 29, 1997 offset by the net addition of the 13 company operated restaurants.

          Other restaurant operating expenses include all other restaurant level operating expenses other than food and paper costs, labor and benefits, rent and other occupancy costs and specifically includes utilities, maintenance and other costs. These expenses totaled $5.6 million or 8.8% of restaurant sales for the two quarters ended June 14, 1998 compared to $6.0 million or 8.9% of Restaurant sales during the two quarters ended June 29, 1997. The decrease as a percent of sales was due primarily to reduced repairs and maintenance expenditures, partially offset by increased utilities costs.

          Advertising expense decreased to $4.4 million or 6.8% of restaurant sales for the two quarters ended June 14, 1998 compared to $4.8 million or 7.1% of restaurant sales for the two quarters ended June 29, 1997. The decrease is due to the inclusion of a $405,000 provision for the funding of franchisee advertising expenses in the quarter ended June 29,1997 and the inclusion of the extra two weeks in the two quarters ended June 29, 1997.

          Owner depreciation of $281,000 for the two quarters ended June 14, 1998 represents the Company's segregated ownership cost related to the 28 Rally's restaurants and two other units operated by CKE. These expenses consist of depreciation and amortization associated with the properties.

          General and administrative expenses were $6.3 million for the two quarters ended June 14, 1998 compared to $6.7 million for the two quarters ended June 29, 1997. This reduction is due primarily to the inclusion of 26 weeks in the two quarters ended June 29, 1997 versus 24 weeks in the two quarters ended June 14, 1998.

          LOSS PROVISIONS. During the first two quarters of 1998, the company recorded provisions totaling $885,000 to reserve for costs associated with the closure of seven restaurants and the relocation of one restaurant. In the comparable quarters of the prior year, the company reversed previously recorded provisions totaling $56,000, also related to restaurant closures.

          The loss on investment in affiliate of $240,000 represents the Company's share of the income of Checkers Drive-In Restaurants, Inc. ("Checkers") for the two quarters ended June 14, 1998 offset by the amortization of related goodwill.

          INTEREST EXPENSE. Interest expense decreased to $3.4 million for the two quarters ended June 14, 1998 which included 24 weeks compared to $3.7 million for the two quarters ended June 29, 1997 which included 26 weeks. A portion of this decrease relates to the decreased weighted average balance of debt outstanding during respective periods.

          INTEREST INCOME. Interest income decreased 57.8% for the two quarters ended June 14, 1998 to $155,000 compared to $367,000 for the two quarters ended June 29, 1997 due primarily to lower average investments.

          INCOME TAX. The company's net tax provision for both quarters represents estimated state income taxes expected to be payable for both years. The Company has not recorded a benefit for the current book losses due to uncertainty of their ultimate realization.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's cash flow provided in operating activities was approximately $2.5 million for the two quarters ended June 14, 1998 compared with cash flow provided by operating activities of approximately $4.1 million for the two quarters ended June 29, 1997. This decrease resulted primarily from the payment of accrued liabilities and the increase in receivables.

          Capital expenditures of approximately $1.2 million for the two quarters ended June 14, 1998 were funded primarily through cash provided by operating activities and sales of surplus properties. These expenditures were primarily for the construction of side dining rooms or conversion of existing stores. Remaining capital expenditures were primarily for the purchase and installation of certain replacement equipment.

          The Company plans to open two new units in 1998. Full year capital expenditures are expected to be in the range of approximately $2 million to $3 million, inclusive of replacement capital but excluding costs that may be incurred related to the addition of dining rooms to existing units.

          Principal payments of debt and capital leases totaled approximately $548,000 during the two quarters ended June 14, 1998. The Company is required to make a mandatory sinking fund payment on June 15, 1999 calculated to retire 33 1/3% in aggregate original principal amount of the Senior Notes issued with the balance maturing on June 15, 2000. Such sinking fund requirement, due to debt repurchases in the prior year, is now approximately $1.6 million.

          The Company is actively marketing the assets included in the caption "Assets held for sale" in the accompanying consolidated balance sheet and expects realization in cash over the next 12 months, although actual timing of such cash flows cannot be predicted. The assets contained in this caption are recorded at management's current estimate of fair market value less costs to sell. There can be no assurances that these values will be ultimately realized. Approximately $271,000 was generated during the two quarters ended June 14, 1998 from the sale of such assets.

          On December 20, 1996, the Company issued warrants to purchase an aggregate of 1,500,000 restricted shares of its Common Stock to CKE and Fidelity National Financial, Inc. These warrants have a three-year term and became exercisable on December 20, 1997. The exercise price is $4.375 per share, the closing price of the Common Stock on December 20, 1996. The registration of the underlying shares of Common Stock registered with the Securities and Exchange Commission is not yet effective and, therefore, the shares are not freely tradable. If exercised, these warrants would provide approximately $6.6 million in additional capital to the Company. The proceeds generated from any exercise of such warrants may be used for new store construction, refurbishment of some existing restaurants and for other general corporate purposes, including possible further debt reduction.

          The Company believes existing cash balances and cash flow from operations should be sufficient to fund its current operations and obligations. The ability of the Company to satisfy its obligations under the Senior Notes, however, continues to be dependent upon, among other factors, the Company successfully increasing revenues and profits.

COMPETITION

          The Company's restaurant operations compete in the fast food industry, which is highly competitive with respect to price, concept, quality and speed of service, restaurant location, attractiveness of facilities, customer recognition, convenience and food quality and variety. The industry includes many fast food chains, including national chains which have significantly greater resources than the Company that can be devoted to advertising, product development and new restaurants. In certain markets, the Company will also compete with other quick-service double drive-thru hamburger chains with operating concepts similar to the Company. The fast food industry is often significantly affected by many factors, including changes in local, regional or national economic conditions affecting consumer spending habits, demographic trends and traffic patterns, changes in consumer taste, consumer concerns about the nutritional quality of quick-service food and increases in the number, type and location of competing quick-service restaurants. The Company competes primarily on the basis of speed of service, price, value, food quality and taste. In addition, with respect to selling franchises, the Company competes with many franchisors of restaurants and other business concepts. All of the major chains have increasingly offered selected food items and combination meals, including hamburgers, at temporarily or permanently discounted prices. Beginning generally in the summer of 1993, the major fast food hamburger chains began to intensify the promotion of value priced meals, many specifically targeting the 99(cent) price point at which the Company sells its "Rally's Burger(R)". This promotional activity has continued at increasing levels, and management believes that it has had a negative impact on the Company's sales and earnings. Increased competition, additional discounting and changes in marketing strategies by one or more of these competitors could have an adverse effect on the Company's sales and earnings in the affected markets. With respect to its modular restaurant packages, the Company competes primarily on the basis of price and speed of construction with other modular construction companies as well as traditional construction companies, many of which have significantly greater resources than the Company.

SFAS 121

          The Company must examine its assets for potential impairment where circumstances indicate that such impairment may exist, in accordance with Generally Accepted Accounting Principles and the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS 121"). As a retailer, the Company believes such examination requires the operations and store level economics of individual restaurants be evaluated for potential impairment. The Company recorded significant write-downs of its assets in the fourth quarter of fiscal year 1995 and during fiscal year 1996 pursuant to SFAS 121. No assurance can be given that even an overall return to profitability will preclude the write-down of assets associated with the operation of an individual restaurant or restaurants in the future.

GOVERNMENT REGULATIONS

          The Company has no material contracts with the United States government or any of its agencies.

          The restaurant industry generally, and each Company-operated and franchised Restaurant specifically, are subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and those relating to building, zoning, health, accommodations for disabled members of the public, sanitation, safety, fire, environmental and land use requirements. The Company and its franchisees are also subject to laws governing their relationship with employees, including minimum wage requirements, accommodation for disabilities, overtime, working and safety conditions and citizenship requirements. The Company is also subject to regulation by the FTC and certain laws of States and foreign countries which govern the offer and sale of franchises, several of which are highly restrictive. Many State franchise laws impose substantive requirements on the franchise agreement, including limitations on noncompetition provisions and on provisions concerning the termination or nonrenewal of a franchise. Some States require that certain materials be registered before franchises can be offered or sold in that state. The failure to obtain or retain food licenses or approvals to sell franchises, or an increase in the minimum wage rate, employee benefit costs (including costs associated with mandated health insurance coverage) or other costs associated with employees could adversely affect the Company and its franchisees. Mandated increases in the minimum wage rate were implemented in 1996 and 1997.

          The Company's construction, transportation and placement of modular restaurant packages is subject to a number of federal, state and local laws governing all aspects of the manufacturing process, movement, end use and location of the building.. The transportation of the Company's modular restaurant package is subject to state, federal and local highway use laws and regulations which may prescribe size, weight, road use limitations and various other requirements. The descriptions and the substance of the Company's warranties are also subject to a variety of state laws and regulations.

          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

          In February 1996, Harbor Finance Partners ("Harbor") commenced a derivative action, purportedly n behalf of Rally's against GIANT and certain of Rally's officers and directors before the Delaware Chancery Court. Harbor named Rally's as a nominal defendant. Harbor claims that the directors and officers of both Rally's and GIANT, along with GIANT, breached their fiduciary duties to the public shareholders of Rally's by causing Rally's to repurchase from GIANT certain Rally's Senior Notes at an inflated price. Harbor seeks "millions of dollars in damages", along with rescission of the repurchase transaction. In the fall of 1996, all defendants moved to dismiss the action. The Chancery Court conducted a hearing on November 26, 1996 and denied the motions to dismiss on April 3, 1997. The Company denies all wrongdoing and intends to vigorously defend the action. It is not possible to predict the outcome of this action at this time.

          In December 1994, Rally's entered into two franchise agreements with Kader Investments, Inc. ("Kader") for the development and operation of Rally's Hamburgers restaurants in Anaheim, California and Tustin, California. Rally's assisted the franchisee in developing and opening the restaurants. On November 27, 1996, Kader filed a six-count Complaint against Rally's in the California Superior Court for Orange County (Case No. 772257) alleging material misrepresentation, respondent superior, breach of contract, breach of the implied covenant of good faith and fair dealing, fraud and unfair competition. These claims arose out of allegations concerning Rally's offer and sale of two franchises (under a two-store development agreement), and Rally's actions during the term of the agreements. The Complaint sought as relief rescission of the parties' franchise and development agreements; general damages of at least $1,494,277 and $1,400,000 for the material misrepresentation and fraud counts, respectively; general damages in unspecified amounts as to the other counts; punitive damages in unspecified amounts; and attorneys' fees. Rally's filed an Answer, but on December 18, 1997 in settlement of the litigation, the parties entered into a memorandum of understanding pursuant to which the Company would purchase Kader's restaurants for total consideration of $1.92 million. The consideration consisted of $855,000 in cash, $274,000 in forgiveness of accounts receivable, $375,000 in restricted stock and $420,000 in notes payable. The transaction closed on April 24, 1998 and the action has been dismissed.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting Of Stockholders of the Company was held on June 11, 1998. At the meeting, the following actions were taken by the stockholders:

          Stockholders elected a board of nine directors to serve until the Company's next Annual Meeting and until their successors are elected and qualified or until their resignation, removal from office or death. The results of the voting were as follows: A proposal to convert the Series A Preferred Stock into Common Stock was ratified. The voting on the proposal was as follows:


              Name                        For               Withheld
              ----                        ---               --------
        Terry N. Christensen           17,891,790           187,278
        Willie D. Davis                17,930,723           148,345
        William P. Foley, II           17,939,078           139,990
        James J. Gillespie             17,930,604           148,464
        David Gotterer                 17,930,407           148,661
        Ronald B. Maggard              17,939,078           139,990
        Andrew F. Puzder               17,939,078           139,990
        Burt Sugarman                  17,912,551           166,517
        C. Thomas Thompson             17,938,608           140,460


          A proposal to convert the Series A Preferred Stock into Common Stock was ratified. The voting on the proposal was as follows:

           For:                 10,476,015
        Against:                   257,497
        Abstain:                    73,684


          A proposal to grant options to purchase 200,000 shares of common stock at a price of $2.375 to each of the Company's Non-Employee directors was ratified. The voting on the proposal was as follows:


            For:                10,152,346
        Against:                   582,044
        Abstain:                    72,614


          A proposal to amend the Company's 1990 Stock Option Plan ("the Plan") to increase the number of shares of Common Stock subject to the Plan by 2,500,000 and change the definition of "Employees" eligible to participate in the Plan so that employees of Checkers Drive-In Restaurants, Inc. (Checkers) that provide services to the Company pursuant to the Management Services Agreement with Checkers will be able to receive options under the Plan was approved. The voting on the proposal was as follows:


            For:                10,164,783
        Against:                   566,540
        Abstain:                    75,684


          The appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the year 1998 was ratified and approved. The voting on the proposal was as follows:


           For:                 17,935,052
        Against:                    86,727
        Abstain:                    57,285


ITEM 5.OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)     27 Financial Data Schedule

  (b)     Reports on 8-K:

          The following Form 8-K reports were filed during the quarter ended June 14, 1998:

          The Company filed a Report on Form 8-K with the commission dated May 8, 1998, reporting under Item 4, the appointment of KPMG Peat Marwick LLP, replacing Arthur Andersen LLP, as independent auditors for the fiscal year ended December 28, 1998 as subsequently amended on Form 8-K/A for inclusion of letter from Arthur Andersen dated May 22, 1998 as Exhibit 16.

SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              RALLY'S HAMBURGERS, INC.
                              ------------------------
                                    (Registrant)




Date:    July 29, 1998            By: /s/ JOSEPH N. STEIN
                                      ------------------------------
                                      Joseph N. Stein
                                      Chief Financial Officer
                                      (Principle Accounting Officer)