Form 10-Q
period 1998-09-06
RALLYS HAMBURGERS INC
filed 1998-10-21
CIK 854873

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 6, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______ to ________

                              --------------------

                         COMMISSION FILE NUMBER 0-17980

                              --------------------

                            RALLY'S HAMBURGERS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                 62-1210077
          ------------------------------              -----------------------
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

                 OUTSTANDING at October 6, 1998 - 29,330,385 shares

                                TABLE OF CONTENTS



                                                                        PAGE NO.
                                                                        --------
PART I      FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

            CONDENSED CONSOLIDATED BALANCE SHEETS
               SEPTEMBER 6, 1998 AND DECEMBER 28, 1997.......................3

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               QUARTER ENDED SEPTEMBER 6, 1998 AND SEPTEMBER
               28, 1997 AND THREE QUARTERS ENDED SEPTEMBER 6,
               1998 AND SEPTEMBER 28, 1997...................................5

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE QUARTERS ENDED SEPTEMBER 6, 1998 AND
               SEPTEMBER 28, 1997............................................6

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED)...................................................7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS....................................11

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. .....16

PART II     OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS................................................17

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................18

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................18

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............18

   ITEM 5.  OTHER INFORMATION................................................19

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................19



PART 1.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                     RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                     ASSETS

                                                                  (UNAUDITED)
                                                                  SEPTEMBER 6,   DECEMBER 28,
                                                                     1998           1997
                                                                  -----------    ----------
CURRENT ASSETS:

Cash and cash equivalents                                          $  4,286      $  4,008
Restricted cash                                                       1,380         1,380
Investments                                                             100           446
Accounts receivable, net                                              2,939         1,949
Notes receivable                                                         45          --
Inventory                                                             1,075         1,052
Prepaid expenses and other current assets                               567         1,057
Assets held for sale                                                  1,174         1,076
                                                                   --------      --------
    Total current assets                                             11,566        10,968

Property and equipment, net                                          64,075        68,067
Investment in affiliate, net of accumulated amortization             24,253        24,988
Notes receivable, net                                                   669           872
Goodwill, net of accumulated amortization                             9,520         9,913
Reacquired franchise and territory rights, net of accumulated
   amortization                                                      11,974        12,758
Other intangibles, net of accumulated amortization                    4,134         4,334
Other assets, net of accumulated amortization                         2,247         2,397
                                                                   --------      --------
                                                                   $128,438      $134,297
                                                                   ========      ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                     RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                      (UNAUDITED)
                                                                      SEPTEMBER 6,     DECEMBER 29,
                                                                         1998             1997
                                                                      ------------    ------------
CURRENT LIABILITIES:

Accounts payable                                                       $   8,817       $   7,076
Reserves for restaurant relocations and abandoned sites                    2,343           1,665
Accrued liabilities                                                        7,780          10,858
Current maturities of long-term debt and obligations under
    capital lease                                                          1,234           1,194
                                                                       ---------       ---------
    Total current liabilities                                             20,174          20,793

Senior notes, net of discounts                                            56,854          58,005
Long-term debt, less current maturities                                    3,803           4,017
Obligations under capital lease, less current maturities                   4,940           5,228
Long-term reserves for restaurant relocations and adandoned sites          2,693           3,655
Other noncurrent liabilities                                               1,628           1,086
                                                                       ---------       ---------
    Total liabilities                                                     90,092          92,784

STOCKHOLDERS' EQUITY:
 Preferred Stock, $.10 par value, authorized 5,000,000 shares, issued and outstanding 0 at September 6, 1998 and 45,667
    at December 28, 1997                                                    --                 5
Common stock, $.10 par value, authorized 50,000,000
    shares, issued and outstanding 29,330,385 at
    September 6, 1998 and 24,563,445 at December 28, 1997                  2,960           2,484
Additional paid-in capital                                                97,332          97,277
Retained deficit                                                         (59,838)        (56,145)
                                                                       ---------       ---------
                                                                          40,454          43,621
Less treasury stock, at cost, 273,445 shares                              (2,108)         (2,108)
                                                                       ---------       ---------
    Net stockholders' equity                                              38,346          41,513
                                                                       ---------       ---------
                                                                       $ 128,438       $ 134,297
                                                                       =========       =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                     RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (UNAUDITED)


                                                          QUARTER ENDED              THREE QUARTERS ENDED
                                                     ----------------------       --------------------------
                                                     SEPT. 6,      SEPT. 28,        SEPT. 6,       SEPT. 28,
                                                       1998          1997             1998            1997
                                                    (12 WEEKS)    (13 WEEKS)       (36 WEEKS)      (39 WEEKS)
                                                    ---------     ----------      -----------      ----------
REVENUES:
Restaurant sales                                     $ 33,505       $ 37,145       $  97,640       $ 104,956
Franchise revenues and fees                             1,121          1,198           3,272           3,679
Owner fee income                                          170            179             498             572
                                                     --------       --------       ---------       ---------
    Total revenues                                   $ 34,796       $ 38,522       $ 101,410       $ 109,207
                                                     --------       --------       ---------       ---------

COSTS AND EXPENSES:
Restaurant food and paper costs                        10,787         12,280          31,337          34,169
Restaurant labor costs                                 10,348         10,958          30,399          31,232
Restaurant occupancy expense                            1,686          1,772           4,902           4,876
Restaurant depreciation and amortization                1,632          1,816           4,996           5,343
Other restaurant operating expense                      2,982          3,495           8,603           9,538
Advertising expense                                     2,585          2,986           6,976           7,819
Owner depreciation                                        158            156             439             470
Other depreciation and amortization                       559            673           1,727           1,972
General and administrative expenses                     3,000          3,732           9,258          10,383
Loss provisions                                          --               93             885              37
Loss (income) net of amortization on investment
        in affiliate                                      528           --               768            --
                                                     --------       --------       ---------       ---------
    Total costs and expenses                           34,265         37,961         100,290         105,839
                                                     --------       --------       ---------       ---------

    Operating income                                      531            561           1,120           3,368
                                                     --------       --------       ---------       ---------

OTHER INCOME (EXPENSE):
Interest income                                           151            253             306             620
Interest expense                                       (1,667)        (1,847)         (5,041)         (5,581)
                                                     --------       --------       ---------       ---------

Loss before income tax expense                           (985)        (1,033)         (3,615)         (1,593)
Income tax expense                                         26            115              78             415
                                                     --------       --------       ---------       ---------

        Net loss                                     $ (1,011)      $ (1,148)      $  (3,693)      $  (2,008)
                                                     ========       ========       =========       =========
        Comprehensive loss income                    $ (1,011)      $ (1,148)      $  (3,693)      $  (2,008)
                                                     ========       ========       =========       =========

 Net loss per common share - basic                   $  (0.03)      $  (0.06)      $   (0.14)      $   (0.10)
                                                     ========       ========       =========       =========
 Net loss per common share - diluted                 $  (0.03)      $  (0.06)      $   (0.14)      $   (0.10)
                                                     ========       ========       =========       =========

Weighted average number of common shares -
      basic                                            29,330         20,565          26,198          20,552
                                                     ========       ========       =========       =========
Weighted average number of common shares -
      diluted                                          29,330         20,565          26,198          20,552
                                                     ========       ========       =========       =========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (UNAUDITED)
                                                                    THREE QUARTERS ENDED
                                                                  -------------------------
                                                                    SEPT. 6,     SEPT. 28,
                                                                      1998          1997
                                                                   (36 WEEKS)    (39 WEEKS)
                                                                   ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $(3,693)      $(2,008)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                                     7,162         7,785
    Provision for losses on assets to be disposed of                    885            37
    Bond costs and discounts                                            278           294
    Warrant Expense                                                    --             725
    Loss on disposal of property & equipment                             23          --
    Provision for (recovery of) bad debt                                210          (440)
    Loss, net of amortization on investment in affilate                 768          --
    Provisions for income taxes                                          78           415
Changes in assets and liabilities:
    Increase in accounts receivables                                 (1,719)         (210)
    Decrease in notes receivable                                        158           183
    Decrease, (increase) in inventory                                    28           (51)
    Decrease, (increase) in prepaid expenses and other current
       assets                                                           750          (320)
    Decrease, (increase) in deposits and other                            1          (771)
    Increase in accounts payable                                      1,741           958
    (Decrease), increase in accrued liabilities                      (2,824)          266
                                                                    -------       -------
    Net cash provided by operating activities                         3,846         6,863
                                                                    -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                 (1,408)       (4,368)
Cash paid on business purchases                                        (855)       (2,172)
Decrease in investments                                                 346           226
Proceeds from sale of assets                                            318         1,197
Cash paid for investments in affiliates                                 (32)         --
                                                                    -------       -------
    Net cash used in investing activities                            (1,631)       (5,117)
                                                                    -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) senior notes                           (1,226)          236
Principal payments on long-term debt and capital lease
    obligations                                                        (882)       (1,187)
Net proceeds from issuance of common stock                               55           100
Other equity funding                                                    116          --
                                                                    -------       -------
    Net cash used in financing activities                            (1,937)         (851)
                                                                    -------       -------
    Net increase in cash                                                278           895
CASH AT BEGINNING OF PERIOD                                           4,008         2,285
                                                                    -------       -------
CASH AT END OF PERIOD                                               $ 4,286       $ 3,180
                                                                    =======       =======
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION---
 Interest paid, net                                                 $ 3,954       $ 3,533
                                                                    =======       =======
 Income taxes paid                                                  $  --         $   331
                                                                    =======       =======

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. The operating results for the three quarters ended September 6, 1998, are not necessarily an indication of the results that may be expected for the fiscal year ending December 28, 1998. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997. Therefore it is suggested that the accompanying financial statements be read in conjunction with the Company's December 28, 1997 consolidated financial statements. As of December 29, 1997 the Company changed from a 13 week quarter to a 12 week quarter with the exception of the fourth quarter which will consist of sixteen weeks.

(b) PURPOSE AND ORGANIZATION - The principal business of Rally's Hamburgers, Inc. (the "Company", "Rally's") is the operation and franchising of Rally's Restaurants. Rally's is one of the largest chains of double drive-thru restaurants in the United States. At September 6, 1998, the Rally's system included 482 restaurants in 18 states located primarily in the Midwest and the Sunbelt and are comprised of 226 Company-owned and operated, 256 franchised restaurants, including 28 Company-owned restaurants in Western markets which are operated as Rally's restaurants by CKE Restaurants, Inc. ("CKE"), a significant shareholder of the Company, under an operating agreement which began in July, 1996. Two additional Company-owned stores covered by the operating agreement have been converted to the Carl's Jr. format and are not included in the above store count. The Company's restaurants offer high quality fast food. The Company primarily serves the drive-thru and take-out segments of the quick-service restaurant industry. The Company opened its first restaurant in January 1985 and began offering franchises in November 1986.

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

              Rally's Hamburgers, Inc., and three of it's subsidiaries, Rally's of Ohio, Inc., Self Service Drive Thru, Inc. and Hampton Roads Foods, Inc. own and operate Rally's restaurants in various states. Additionally, Rally's Hamburgers, Inc. operates as franchisor of the Rally's brand. Rally's Management, Inc. provides overall corporate management of the Company's businesses. Rally's Finance, Inc. was organized for the purpose of making loans to Rally's franchisees to finance the acquisition of restaurant equipment and modular buildings. RAR, Inc. was organized for the purpose of acquiring and operating a corporate airplane and is currently inactive. The Company's wholly owned subsidiary, ZDT Corporation, was formed to own the Zipps brand and franchise system. MAC 1 was organized for the purpose of acquiring a manufacturer of modular buildings and is currently inactive due to the sale of the manufacturing business in January 1995.

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

(e) RESTRICTED CASH - Restricted cash consists of amounts held in certificates of deposit as collateral for letters of credit and automated clearinghouse ("ACH") transactions.

(f) RECEIVABLES - Receivables consist primarily of franchise fees, royalties and notes due from franchisees and owner fee income and advances to the National Advertising Fund which provides broadcast creative production for use by the Company and its franchisees. Allowances for doubtful receivables were $655,000 at September 6, 1998 and $431,000 at December 28, 1997.

(g) INVENTORY - Inventory is valued at latest invoice cost, which approximates the lower of first-in, first-out cost or market.

(h) IMPAIRMENT OF LONG LIVED ASSETS - The Company accounts for tangible property and intangibles under the Statement of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121), which requires the write-down of certain intangibles and tangible property associated with under performing sites to the level supported by the forecasted discounted cash flow in cases where undiscounted cash flow projected does not exceed the book value of the related assets.

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

(k) DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS - The balance sheets as of September 6, 1998 and December 28, 1997 reflect the fair value amounts which have been determined using available market information and appropriate valuation methodologies. However, considerable judgement is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts of cash and cash equivalents, receivables, accounts payable, and long-term debt are a reasonable estimate of their fair value. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange.

(l)           EARNINGS (LOSS) PER COMMON SHARE - Basic and diluted earnings
(loss) per share are calculated in accordance with the Statement of Financial Accounting Standard No. 128, "Earnings per Share". Effective for periods ending after December 15, 1997, SFAS 128 replaces the presentation of primary earnings per share and fully diluted earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share" ("APB 15") with basic earnings per share and diluted earnings per share. Potentially dilutive common stock warrants and options have no effect, as they are anti-dilutive for all periods presented.

(m) COMPREHENSIVE INCOME - In June 1997, the Financial Accounting Standards Board issued SFAS 130 "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Reclassification of the Company's financial statements for earlier periods provided for comparative purposes are required under SFAS 130.

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

NOTE 2      RELATED PARTY TRANSACTION

            Effective November 30, 1997, the Company entered into a Management Services Agreement, ("the Agreement") pursuant to which, certain of the management of Checkers Drive-In Restaurants, Inc. ("Checkers") is providing key services to Rally's, including executive management, financial planning and accounting, franchise administration, purchasing and human resources. In addition, Rally's and Checkers share certain of their executive officers, including the Chief Executive Officer and the Chief Operating Officer. The Agreement carries a term of seven years, terminable upon the mutual consent of the parties. The Company incurs fees from Checkers relative to the shared departmental costs times the respective store ratios of the companies. Checkers increased its corporate and regional staff in late 1997 and early 1998 in order to meet the demands of the Agreement, but management believes that sharing of administrative expenses under the terms of the Agreement will enable Checkers to attract the management staff with expertise necessary to more successfully manage and operate both Checkers and the Company at significantly reduced costs to both entities. Although the number of Checkers employees has grown to handle the increased workload, the costs of each department are equitably allocated between the Company and Checkers in accordance with the Agreement. The total cost of these services to the Company was $1.5 million during the third quarter of 1998 and $3.5 million for the three quarters ended September 6, 1998.

NOTE 3      STOCKHOLDER EQUITY

            On June 11, 1998, the 45,667 shares of preferred stock were converted into 4,566,700 shares of the Company's common stock, in accordance with that certain Exchange Agreement, dated December 18, 1997, whereby the Company acquired approximately 19.1 million shares of the common stock of Checkers Drive-In Restaurants, Inc..

NOTE 4        LITIGATION

              FIRST ALBANY CORP., AS CUSTODIAN FOR THE BENEFIT OF NATHAN SUCKMAN
V. CHECKERS DRIVE-IN RESTAURANTS, INC. ET AL. Case No. 16667. This putative class action was filed on September 29, 1998, in the Delaware Chancery Court in and for New Castle County, Delaware by an alleged stockholder of 500 shares of the common stock of Checkers Drive-In Restaurants, Inc. ("Checkers"). The complaint names the Company and certain of its current officers and directors as defendants including William P. Foley, II, James J. Gillespie, Harvey Fattig, Joseph N. Stein, James T. Holder, Terry N. Christensen, Burt Sugarman and C. Thomas Thompson. The Complaint also names Checkers and GIANT GROUP, LTD. ("GIANT") as defendants. The complaint arises out of the proposed merger announced on September 28, 1998 between the Company, Checkers and GIANT (the "Proposed Merger") and alleges generally, that certain of the defendants engaged in an unlawful scheme and plan to permit the Company to acquire the public shares of the common stock of Checkers in a "going-private" transaction for grossly inadequate consideration and in breach of the defendants' fiduciary duties. The plaintiff allegedly initiated the Complaint on behalf of all stockholders of Checkers as of September 28, 1998, and seeks INTER ALIA, certain declaratory and injunctive relief against the consummation of the Proposed Merger, or in the event the Proposed Merger is consummated, recision of the Proposed Merger and costs and disbursements incurred in connection with bringing the action, including attorney's fees, and such other relief as the Court may deem just and proper. The Company believes the lawsuit is without merit and intends to defend it vigorously. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.

              DAVID J. STEINBERG AND CHAILE B. STEINBERG, INDIVIDUALLY AND ON BEHALF OF THOSE SIMILARLY SITUATED V. CHECKERS DRIVE-IN RESTAURANTS, INC., ET AL. Case No. 16680. This putative class action was filed on October 2, 1998, in the Delaware Chancery Court in and for New Castle County, Delaware by David J. Steinberg and Chaile B. Steinberg, alleged stockholders of an unspecified number of shares of the common stock of Checkers. The complaint names the Company and certain of its current officers and directors as defendants including William P. Foley, II, James J. Gillespie, Harvey Fattig, Joseph N. Stein, James T. Holder, Terry N. Christensen, Burt Sugarman and C. Thomas Thompson. The Complaint also names Checkers and GIANT GROUP, LTD. ("GIANT") as defendants. As with the FIRST ALBANY complaint described above, this complaint arises out of the proposed merger announced on September 28, 1998 between the Company, Checkers and GIANT (the "Proposed Merger") and alleges generally, that certain of the defendants engaged in an unlawful scheme and plan to permit the Company to acquire the public shares of the Checkers' common stock in a "going-private" transaction for grossly inadequate consideration and in breach of the defendant's fiduciary duties. The plaintiffs allegedly initiated the Complaint on behalf of all stockholders of Checkers as of September 28, 1998, and seeks INTER ALIA, certain declaratory and injunctive relief against the consummation of the Proposed Merger, or in the event the Proposed Merger is consummated, recision of the Proposed Merger and costs and disbursements incurred in connection with bringing the action, including attorneys' fees, and such other relief as the Court may deem just and proper. The Company believes the lawsuit is without merit and intends to defend it vigorously. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.

NOTE 5        SUBSEQUENT EVENT

              On September 25, 1998, the Company agreed in principle to a merger transaction pursuant to which Checkers and GIANT GROUP, LTD. ("GIANT") will become wholly-owned subsidiaries of the Company. Checkers, together with its franchisees, operates approximately 483 double drive-thru hamburger restaurants primarily in the southeastern United States. Under the terms of the letter of intent executed by the Company, Checkers and GIANT, each share of Checkers common stock will be converted into 0.5 share of the Company's common stock and each share of GIANT's common stock will be converted into 10.48 shares of the Company's common stock upon consummation of the merger. The transaction is subject to negotiation of definitive agreements, receipt of fairness opinions by each party, receipt of stockholder and other required approvals and other customary conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

              The Company commenced operations in 1985 to operate and franchise Rally's Hamburgers. As of September 6, 1998, the Company had an ownership interest in 226 Company-operated Restaurants and an additional 256 restaurants were operated by franchisees, including 28 Company-owned restaurants in Western markets which are operated as Rally's restaurants by CKE Restaurants, Inc. ("CKE") under an operating agreement which began in July, 1996. During the third quarter of fiscal 1998, the Company and its franchisees combined experienced a net decrease of two operating restaurants. In 1998, the franchise community has indicated intent to open approximately 10 new units and the Company intends to open approximately two new restaurants. To date in 1998, franchisees have opened 10 new units. The Company still expects to open two new units before the end of fiscal 1998.

              The Company's fiscal year historically has ended on the Sunday closest to December 31 and has included twelve reporting periods and quarters that include 13 weeks each. Effective with fiscal year 1998, the fiscal year will end on the Monday closest to December 31 and includes thirteen reporting periods, three quarters that include twelve weeks and the fourth quarter that will include sixteen weeks.

              During the third quarter of fiscal 1998, sales at the Company's comparable stores decreased 4.4% over the same twelve weeks in the prior year. The quarterly comparison of total revenues is negatively impacted by the extra week of sales ($2.5 million) in the prior year's third quarter as described above, and reduced sales related to the net decrease of three Company-operated units since September 28, 1997.

              The Company continues to test the viability of adding dining rooms to existing restaurants to provide indoor seating for those customers that consider that an important criteria in their choice of a restaurant. As of September 6, 1998, dining rooms have been tested at five restaurants with a wide range in sales increases. With the experience gained from this initial test group, management has surveyed all company-owned units and identified the next group of test units that will be considered for the dining room addition.

              The Company experienced decreases in food and paper cost and increases in labor costs during the third quarter of 1998. While the food and paper component decreased by 0.9% of restaurant sales, the food, paper and labor costs combined totaled 63.1% of restaurant sales versus 62.6% in the third quarter of 1997. This increase is due primarily to certain price point promotions and additional labor used to focus on speed of service improvements during the third quarter of 1998.

              Effective November 30, 1997, the Company entered into a Management Services Agreement ("the Agreement") with Checkers Drive-In Restaurants, Inc. ("Checkers") whereby Checkers provides administrative services such as accounting, information technology, human resources, purchasing and other functional and management services for the Company. The Agreement carries a term of seven years, terminable upon the mutual consent of the parties. The Company pays fees to Checkers relative to the shared departmental costs times the respective store ratios of the companies. Management believes that the sharing of administrative expenses under the terms of this agreement will enable the companies to attract the management staff with expertise necessary to more successfully manage and operate both Checkers and the Company at significantly reduced costs to both entities. During the third quarter of 1998, the Company was able to expand the scope of synergistic opportunities under the Management Services Agreement to include the consolidation of marketing personnel as well as the services provided by the marketing agency utilized by both concepts.

RESULTS OF OPERATIONS

      The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's condensed consolidated statements of operations and operating data for the periods indicated:

                                                        QUARTER ENDED          THREE QUARTERS ENDED
                                                         (UNAUDITED)               (UNAUDITED)
                                                   ----------------------    ----------------------
                                                    SEPT. 6,    SEPT. 28,     SEPT. 6,    SEPT. 28,
                                                      1998        1997          1998         1997
REVENUES                                           (12 WEEKS)   (13 WEEKS)   (36 WEEKS)   (39 WEEKS)
                                                   ----------   ----------   ----------   ----------
    Restaurant sales                                  96.3%        96.4%        96.3%        96.1%
    Franchise revenues and fees                        3.2%         3.1%         3.2%         3.4%
    Owner fee income                                   0.5%         0.5%         0.5%         0.5%
                                                      -----        -----        -----        -----
        Total revenues                                 100%         100%         100%         100%
                                                      -----        -----        -----        -----
COSTS AND EXPENSES
    Restaurant food and paper costs (1)               32.2%        33.1%        32.1%        32.6%
    Restaurant labor costs (1)                        30.9%        29.5%        31.1%        29.8%
    Restaurant occupancy expense (1)                   5.0%         4.8%         5.0%         4.6%
    Restaurant depreciation and amortization (1)       4.9%         4.9%         5.1%         5.1%
    Other restaurant operating expenses                8.9%         9.4%         8.8%         9.1%
    Advertising expense (1)                            7.7%         8.0%         7.1%         7.4%
    Owner depreciation (2)                            92.9%        87.2%        88.2%        82.2%
    Other depreciation and amortization                1.6%         1.7%         1.7%         1.8%
    General and administrative expense                 8.6%         9.7%         9.1%         9.5%
    Loss provisions                                    0.0%         0.2%         0.9%         0.0%
    Loss (income) net of amortization
      on investment                                    1.5%         0.0%         0.8%         0.0%
                                                      -----        -----        -----        -----
     Operating income                                  1.5%         1.5%         1.1%         3.1%
                                                      -----        -----        -----        -----
OTHER INCOME (EXPENSE)
    Interest income                                    0.4%         0.7%         0.3%         0.6%
    Interest expense                                 (4.8)%       (4.8)%       (5.0)%       (5.1)%
                                                      -----        -----        -----        -----
    Loss before income tax expense                   (2.8)%       (2.7)%       (3.6)%       (1.5)%
    Income tax expense                                 0.1%         0.3%         0.1%         0.4%
                                                      -----        -----        -----        -----
      Net loss                                        (2.9)%       (3.0)%       (3.6)%       (1.8)%
                                                      =====        =====        =====        =====

-----------
(1)  As a percent of Restaurant sales.
(2)  As a percent of Owner fee income.

Number of Restaurants (System-wide):
    Restaurants open at the beginning of period         484          473          477          467
                                                      -----        -----        -----        -----
    Company restaurants opened (closed or
transferred), net during period                          (4)          12           (3)          20
    Franchised restaurants opened (closed or
transferred), net during period                           2           (4)           8           (6)
                                                      -----        -----        -----        -----
     Total restaurants opened (closed or
transferred), net during period                          (2)           8            5           14
                                                      -----        -----        -----        -----
     Total restaurants open at end of period            482          481          482          481
                                                      =====        =====        =====        =====

COMPARISON OF HISTORICAL RESULTS - QUARTER ENDED SEPTEMBER 6, 1998 AND QUARTER ENDED SEPTEMBER 28, 1997

              REVENUES. The comparison of total revenues for the quarter is impacted by the inclusion of thirteen weeks in the quarter-ended September 28, 1997 as opposed to twelve weeks in the quarter ended September 6, 1998 as discussed above. Total revenue for the twelve weeks ended September 6, 1998 of $34.8 million reflects a decrease of $3.7 million from the revenue of $38.5 million that was recognized for the thirteen weeks ended September 28, 1997. Revenue that was recognized during the extra week of the quarter ended September 28, 1997 was $2.5 million. Sales were also negatively impacted by a decrease in comparable store sales for Company-operated restaurants of 4.4% compared to the same twelve weeks of the prior year. Comparable Company-operated restaurants are those continuously open during both reporting periods. In addition to comparable store sales decreases, sales were also negatively impacted by the net decrease of three company-operated units since the third quarter of the prior fiscal year.

              COSTS AND EXPENSES. Restaurant food and paper cost decreased to 32.2% of restaurant sales in the quarter ended September 6, 1998 compared to 33.1% of Restaurant sales in the quarter ended September 28, 1997. The decrease is due primarily to improved purchasing contracts that have been negotiated in 1997 and 1998.

              Restaurant labor costs, which includes restaurant employees' salaries, wages, benefits, and related taxes increased to 30.9% of restaurant sales for the quarter ended September 6, 1998 compared to 29.5% of restaurant sales for the quarter ended September 28, 1997. This increase is due primarily to additional labor used to focus on speed of service improvements and increased group insurance costs and the inefficiencies associated with operating at a lower sales volume.

              Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance totaled $1.7 million or 5.0% of restaurant sales for the quarter ended September 6, 1998 compared to $1.8 million or 4.8% of restaurant sales for the quarter ended September 28, 1997. The increase as a percentage of sales is due primarily to the decline in average restaurant sales relative to the fixed and semi-variable nature of these expenses.

              Restaurant depreciation and amortization decreased to $1.6 million for the quarter ended September 6, 1998 compared to $1.8 million for the quarter ended September 28, 1997. During the prior year, the depreciation for each quarter was generally 25% of the projected annual total. During the current year, the depreciation for the first three-quarters will be approximately 23% of the projected annual total and depreciation for the fourth quarter will be approximately 31% of the projected annual total. As discussed above, the first three-quarters will each include three (3) four-week accounting periods and the fourth quarter will include four (4) four-week accounting periods. In addition to this change, certain assets have become fully depreciated since the end of the quarter ended September 28, 1997 plus the net decrease of the three company-operated restaurants since September 28, 1997.

              Other restaurant operating expenses include all other restaurant level operating expenses other than food and paper costs, labor and benefits, rent and other occupancy costs and specifically includes utilities, maintenance and other costs. These expenses decreased as a percentage of restaurant sales to $3.0 million or 8.9% of restaurant sales for the quarter ended September 6, 1998 compared to $3.5 million or 9.4% of restaurant sales during the quarter ended September 28, 1997. This decrease is primarily due to the thirteenth week in the quarter ended September 28, 1997, the net decrease of three company operated restaurants since September 28, 1997 and reduced maintenance costs.

              Advertising expense decreased to $2.6 million or 7.7% of restaurant sales for the quarter ended September 6, 1998 compared to $3.0 million or 8.0% of restaurant sales for the quarter ended September 28, 1997. The decrease is due primarily to tighter media spending in the third quarter of 1998 and the inclusion of the additional week in the prior fiscal quarter.

              Owner depreciation of $158,000 for the quarter ended September 6, 1998 represents the Company's segregated ownership cost related to the 28 Rally's restaurants and two other units operated by CKE. These expenses consist primarily of depreciation and amortization associated with these properties.

              General and administrative expenses were $3.0 million for the quarter ended September 6, 1998 compared to $3.7 million for the quarter ended September 28, 1997. This reduction is due primarily to the continued savings associated with the Management Services agreement with Checkers and the inclusion of thirteen weeks in the quarter ended September 28, 1997 versus twelve weeks in the quarter ended September 6, 1998.

              LOSS PROVISIONS. During the third quarter of 1997, the Company recorded provisions of $93,000 related to surplus property writedowns. No such provisions were recorded during the third quarter of 1998.

              The loss on investment in affiliate of $528,000 represents the Company's share of the losses of Checkers Drive-In Restaurants, Inc. ("Checkers") for the quarter ended September 7, 1998 ($383,000) and the amortization of related goodwill ($145,000).

              INTEREST EXPENSE. Interest expense decreased to $1.7 million for the quarter ended September 6, 1998 which included twelve weeks compared to $1.8 million for the quarter ended September 28, 1997 which included thirteen weeks. A portion of this decrease relates to the decreased weighted average balance of debt outstanding during respective periods.

              INTEREST INCOME. Interest income decreased 40.3% for the quarter ended September 6, 1998 to $151,000 compared to $253,000 for the quarter ended September 28, 1997 due primarily to lower average investments and the inclusion of the additional week in the prior fiscal quarter.

              INCOME TAX. The company's net tax provision for both quarters represents estimated state income taxes expected to be payable for both years. The Company has not recorded a benefit for the current book losses due to uncertainty of their ultimate realization.

COMPARISON OF HISTORICAL RESULTS - THREE QUARTERS ENDED SEPTEMBER 6, 1998 AND THREE QUARTERS ENDED SEPTEMBER 28, 1997

              REVENUES. The comparison of total revenues for the three quarters is impacted by the inclusion of 39 weeks in the three quarters ended September 28, 1997 as opposed to 36 weeks in the three quarters ended September 6, 1998 as discussed above. Total revenue for the 36 weeks ended September 6, 1998 of $101.4 million reflects a decrease of $7.8 million from the revenue of $109.2 million that was recognized for the 39 weeks ended September 28, 1997. Revenue that was recognized during the extra three weeks of the three quarters ended September 28, 1997 was $8.8 million. Sales were also negatively impacted by a decrease in comparable store sales for Company-operated restaurants of 2.7% compared to the same 36 weeks of the prior year. Comparable Company-operated restaurants are those continuously open during both reporting periods.

              COSTS AND EXPENSES. Restaurant food and paper cost decreased to 32.1% of restaurant sales in the three quarters ended September 6, 1998 compared to 32.6% of restaurant sales in the three quarters ended September 28, 1997. The decrease is due to improved purchasing contracts that have been negotiated in 1997 and 1998.

              Restaurant labor costs, which includes restaurant employees' salaries, wages, benefits, and related taxes increased to 31.1% of restaurant sales for the three quarters ended September 6, 1998 compared to 29.8% of restaurant sales for the three quarters ended September 28, 1997. This increase is due primarily to additional labor used to focus on speed of service improvements and the discounting that occurred during the three quarters ended September 6, 1998.

              Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance totaled $4.9 million or 5.0% of restaurant sales for the three quarters ended September 6, 1998 compared to $4.9 million or 4.6% of restaurant sales for the three quarters ended September 28, 1997. The increase as a percentage of sales is due primarily to the decline in average restaurant sales relative to the fixed and semi-variable nature of these expenses.

              Restaurant depreciation and amortization decreased to $5.0 million for the three quarters ended September 6, 1998 compared to $5.3 million for the three quarters ended September 28, 1997. During the prior year, the depreciation for each quarter was generally 25% of the projected annual total. During the current year, the depreciation for the first three-quarters will be approximately 23% of the projected annual total and depreciation for the fourth quarter will be approximately 31% of the projected annual total. As discussed above, the first three-quarters will each include three (3) four-week accounting periods and the fourth quarter will include four (4) four-week accounting periods. In addition to this change, certain assets have become fully depreciated since September 28, 1997 plus the net decrease of the three company-operated restaurants.

              Other restaurant operating expenses include all other restaurant level operating expenses other than food and paper costs, labor and benefits, rent and other occupancy costs and specifically includes utilities, maintenance and other costs. These expenses totaled $8.6 million or 8.8% of restaurant sales for the three quarters ended September 6, 1998 compared to $9.5 million or 9.1% of Restaurant sales during the three quarters ended September 28, 1997. The decrease as a percent of sales was due primarily to reduced maintenance costs, partially offset by increased utilities costs.

              Advertising expense decreased to $7.0 million or 7.1% of restaurant sales for the three quarters ended September 6, 1998 compared to $7.8 million or 7.4% of restaurant sales for the three quarters ended September 28, 1997. The decrease is primarily due to the inclusion of a $405,000 provision for the funding of franchisee advertising expenses in the quarter ended June 29, 1997 and the inclusion of the additional three weeks in the three quarters ended September 28, 1997.

              Owner depreciation of $439,000 for the three quarters ended September 6, 1998 represents the Company's segregated ownership cost related to the 28 Rally's restaurants and two other units operated by CKE. These expenses consist of depreciation and amortization associated with these properties.

              General and administrative expenses were $9.3 million for the three quarters ended September 6, 1998 compared to $10.4 million for the three quarters ended September 27, 1997. This reduction is due primarily to the continued savings associated with the Management Services Agreement with Checkers and the inclusion of 39 weeks in the three quarters ended September 28, 1997 versus 36 weeks in the three quarters ended September 26, 1998.

              LOSS PROVISIONS. During the first two quarters of 1998, the company recorded provisions totaling $885,000 to reserve for costs associated with the closure of seven restaurants and the relocation of one restaurant. In the comparable quarters of the prior year, the company recorded provisions totaling $37,000, also related to restaurant closures.

              The loss on investment in affiliate of $768,000 represents the Company's share of the income of Checkers for the three quarters ended September 6, 1998 ($330,000) offset by the amortization of related goodwill ($438,000).

              INTEREST EXPENSE. Interest expense decreased to $5.0 million for the three quarters ended September 6, 1998 which included 36 weeks compared to $5.6 million for the three quarters ended September 28, 1997 which included 39 weeks. A portion of this decrease also relates to the decreased weighted average balance of debt outstanding during respective periods.

              INTEREST INCOME. Interest income decreased 50.6% for the three quarters ended September 6, 1998 to $306,000 compared to $620,000 for the three quarters ended September 28, 1997 due primarily to lower average investments and the inclusion of the additional three weeks in the three quarters ended September 28, 1997.

              INCOME TAX. The company's net tax provision for the quarters represents estimated state income taxes expected to be payable for both years. The Company has not recorded a benefit for the current book losses due to uncertainty of their ultimate realization.

LIQUIDITY AND CAPITAL RESOURCES

              The Company's cash flow provided in operating activities was approximately $3.8 million for the three quarters ended September 6, 1998 compared with cash flow provided by operating activities of approximately $6.9 million for the three quarters ended September 28, 1997. This decrease resulted primarily from the increased net loss, payment of accrued liabilities, the increase in receivables and the inclusion of the additional three weeks in the three quarters ended September 28, 1997.

              Capital expenditures of approximately $1.4 million for the three quarters ended September 6, 1998 were funded primarily through cash provided by operating activities and sales of surplus properties. These expenditures were primarily for the construction of side dining rooms or conversion of existing stores. Remaining capital expenditures were primarily for the purchase and installation of certain replacement equipment.

              The Company plans to open two new units in the fourth quarter of 1998. Full year capital expenditures are expected to be in the range of approximately $2 million to $3 million, inclusive of replacement capital but excluding costs that may be incurred related to the addition of dining rooms to existing units.

              Principal payments of debt and capital leases totaled approximately $882,000 during the three quarters ended September 6, 1998. During the third quarter of 1998, the Company has completed the required mandatory sinking fund payment due June 15, 1999 calculated to retire 33 1/3% in aggregate original principal amount of the Senior Notes issued with the balance maturing on June 15, 2000.

              The Company is actively marketing the assets included in the caption "Assets held for sale" in the accompanying consolidated balance sheet and expects realization in cash over the next 12 months, although actual timing of such cash flows cannot be predicted. The assets contained in this caption are recorded at management's current estimate of fair market value less costs to sell. There can be no assurances that these values will be ultimately realized. Approximately $318,000 was generated during the three quarters ended September 6, 1998 from the sale of such assets.

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

              On September 25, 1998, the Company agreed in principle to a merger transaction pursuant to which Checkers Drive-In Restaurants, Inc., a Delaware corporation ("Checkers") and GIANT GROUP, LTD. ("GIANT") will become wholly-owned subsidiaries of the Company. Checkers, together with its franchisees, operates approximately 483 double drive-thru hamburger restaurants primarily in the southeastern United States. Under the terms of the letter of intent executed by the Company, Checkers and GIANT each share of Checkers common stock will be converted into 0.5 share of the Company's common stock and each share of GIANT's common stock will be converted into 10.48 shares of the Company's common stock upon consummation of the merger. The transaction is subject to negotiation of definitive agreements, receipt of fairness opinions by each party, receipt of stockholder and other required approvals and other customary conditions.

              The Company believes existing cash balances and cash flow from operations should be sufficient to fund its current operations and obligations. The ability of the Company to satisfy its obligations under the Senior Notes, however, continues to be dependent upon, among other factors, the Company successfully increasing revenues and profits.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMPETITION

              The Company's operations compete in the fast food industry, which is highly competitive with respect to price, concept, quality and speed of service, restaurant location, attractiveness of facilities, customer recognition, convenience and food quality and variety. The industry includes many fast food chains, including national chains which have significantly greater resources than the Company that can be devoted to advertising, product development and new restaurants. In certain markets, the Company will also compete with other quick-service double drive-thru hamburger chains with operating concepts similar to the Company. The fast food industry is often significantly affected by many factors, including changes in local, regional or national economic conditions affecting consumer spending habits, demographic trends and traffic patterns, changes in consumer taste, consumer concerns about the nutritional quality of quick-service food and increases in the number, type and location of competing quick-service restaurants. The Company competes primarily on the basis of speed of service, price, value, food quality and taste. In addition, with respect to selling franchises, the Company competes with many franchisors of restaurants and other business concepts. All of the major chains have increasingly offered selected food items and combination meals, including hamburgers, at temporarily or permanently discounted prices. Beginning generally in the summer of 1993, the major fast food hamburger chains began to intensify the promotion of value priced meals, many specifically targeting the 99(cent) price point at which the Company sells its "Rally's Burger(R)". This promotional activity has continued at increasing levels, and management believes that it has had a negative impact on the Company's sales and earnings. Increased competition, additional discounting and changes in marketing strategies by one or more of these competitors could have an adverse effect on the Company's sales and earnings in the affected markets.

SFAS 121

              The Company examines its long-lived assets for potential impairment where circumstances indicate that such impairment may exist, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS 121"). The Company believes such examination requires the operations and store level economics of individual restaurants be evaluated for potential impairment.

The Company recorded write-downs of its assets in the fourth quarter of fiscal year 1995 and during fiscal year 1996 pursuant to SFAS 121. No assurance can be given that even an overall return to profitability will preclude the write-down of assets associated with the operation of an individual restaurant or restaurants in the future.


GOVERNMENT REGULATIONS

              The Company has no material contracts with the United States government or any of its agencies.

              The restaurant industry generally, and each Company-operated and franchised Restaurant specifically, are subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and those relating to building, zoning, health, accommodations for disabled members of the public, sanitation, safety, fire, environmental and land use requirements. The Company and its franchisees are also subject to laws governing their relationship with employees, including minimum wage requirements, accommodation for disabilities, overtime, working and safety conditions and citizenship requirements. The Company is also subject to regulation by the Federal Trade Commission and certain laws of States and foreign countries which govern the offer and sale of franchises, several of which are highly restrictive. Many State franchise laws impose substantive requirements on the franchise agreement, including limitations on noncompetition provisions and on provisions concerning the termination or nonrenewal of a franchise. Some States require that certain materials be registered before franchises can be offered or sold in that state. The failure to obtain or retain food licenses or approvals to sell franchises, or an increase in the minimum wage rate, employee benefit costs (including costs associated with mandated health insurance coverage) or other costs associated with employees could adversely affect the Company and its franchisees. Mandated increases in the minimum wage rate were implemented in 1996 and 1997.

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


         PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

              In January and February 1994, two putative class action lawsuits were filed, purportedly on behalf of the stockholders of Rally's, in the United States District Court for the Western District of Kentucky, Louisville division, against Rally's, Burt Sugarman and GIANT GROUP, LTD. ("GIANT") and certain of Rally's present and former officers and directors and its auditors. The cases were subsequently consolidated under the case name Jonathan Mittman et al vs. Rally's Hamburgers, Inc., et al, case number C-94-0039-L(CS). The complaints allege defendants violated the Securities Exchange Act of 1934, among other claims, by issuing inaccurate public statements about the Company in order to arbitrarily inflate the price of its common stock. The plaintiffs seek unspecified damages. On April 15, 1994, Rally's filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied Rally's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification; the plaintiffs renewed this motion, and despite opposition by the defendants, the Court granted such motion for class certification on April 16, 1996, certifying a class from July 20, 1992 to September 29, 1993. In October 1995, the plaintiffs filed a motion to disqualify Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP ("Christensen, Miller") as counsel for defendants based on a purported conflict of interest allegedly arising from the representation of multiple defendants as well as Ms. Glaser's position as both a former director of Rally's and a partner in Christensen, Miller. Defendants filed an opposition to the motion, and the motion to disqualify Christensen, Miller was denied. No trial date has been scheduled yet. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverages will apply. The defendants deny all wrongdoing and intend to defend themselves vigorously in this matter. Discovery is proceeding. Because these matters are in a preliminary stage, the Company is unable to determine whether a resolution adverse to the Company will have a material effect on its results of operations or financial condition. Accordingly, no provisions for any liabilities that may result upon adjudication have been made in the accompanying financial statements. An estimate of defense costs reimbursable under the Company's directors' and officers' insurance is included in "Other Assets" in the accompanying consolidated financial statements.

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

              FIRST ALBANY CORP., AS CUSTODIAN FOR THE BENEFIT OF NATHAN SUCKMAN
V. CHECKERS DRIVE-IN RESTAURANTS, INC. ET AL. Case No. 16667. This putative class action was filed on September 29, 1998, in the Delaware Chancery Court in and for New Castle County, Delaware by an alleged stockholder of 500 shares of the common stock of Checkers Drive-In Restaurants, Inc. ("Checkers"). The complaint names the Company and certain of its current officers and directors as defendants including William P. Foley, II, James J. Gillespie, Harvey Fattig, Joseph N. Stein, James T. Holder, Terry N. Christensen, Burt Sugarman and C. Thomas Thompson. The Complaint also names Checkers and GIANT as defendants. The complaint arises out of the proposed merger announced on September 28, 1998 between the Company, Checkers and GIANT (the "Proposed Merger") and alleges generally, that certain of the defendants engaged in an unlawful scheme and plan to permit the Company to acquire the public shares of the common stock of Checkers in a "going-private" transaction for grossly inadequate consideration and in breach of the defendants' fiduciary duties. The plaintiff allegedly initiated the Complaint on behalf of all stockholders of Checkers as of September 28, 1998, and seeks INTER ALIA, certain declaratory and injunctive relief against the consummation of the Proposed Merger, or in the event the Proposed Merger is consummated, recision of the Proposed Merger and costs and disbursements incurred in connection with bringing the action, including attorney's fees, and such other relief as the Court may deem just and proper. The Company believes the lawsuit is without merit and intends to defend it vigorously. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.

              DAVID J. STEINBERG AND CHAILE B. STEINBERG, INDIVIDUALLY AND ON BEHALF OF THOSE SIMILARLY SITUATED V. CHECKERS DRIVE-IN RESTAURANTS, INC., ET AL. Case No. 16680. This putative class action was filed on October 2, 1998, in the Delaware Chancery Court in and for New Castle County, Delaware by David J. Steinberg and Chaile B. Steinberg, alleged stockholders of an unspecified number of shares of the common stock of Checkers. The complaint names the Company and certain of its current officers and directors as defendants including William P. Foley, II, James J. Gillespie, Harvey Fattig, Joseph N. Stein, James T. Holder, Terry N. Christensen, Burt Sugarman and C. Thomas Thompson. The Complaint also names Checkers and GIANT as defendants. As with the FIRST ALBANY complaint described above, this complaint arises out of the proposed merger announced on September 28, 1998 between the Company, Checkers and GIANT (the "Proposed Merger") and alleges generally, that certain of the defendants engaged in an unlawful scheme and plan to permit the Company to acquire the public shares of the Checkers' common stock in a "going-private" transaction for grossly inadequate consideration and in breach of the defendant's fiduciary duties. The plaintiffs allegedly initiated the Complaint on behalf of all stockholders of Checkers as of September 28, 1998, and seeks INTER ALIA, certain declaratory and injunctive relief against the consummation of the Proposed Merger, or in the event the Proposed Merger is consummated, recision of the Proposed Merger and costs and disbursements incurred in connection with bringing the action, including attorneys' fees, and such other relief as the Court may deem just and proper. The Company believes the lawsuit is without merit and intends to defend it vigorously. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    27 Financial Data Schedule

  (b)    Reports on 8-K:

         There were no reports on Form 8-K filed during the quarter ended September 6, 1998.

SIGNATURE



              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        RALLY'S HAMBURGERS, INC.
                                        (Registrant)



Date: October 20, 1998                  By: /s/ JOSEPH N. STEIN
                                            -----------------------------
                                            Joseph N. Stein
                                            Chief Financial Officer
                                            (Principal Accounting Officer)