Form 10-K
period 1998-12-28
RALLYS HAMBURGERS INC
filed 1999-03-25
CIK 854873

-------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] for the fiscal year ended December 28, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM ____________ TO _________________

                         COMMISSION FILE NUMBER 0-17980

                            RALLY'S HAMBURGERS, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                      62-1210077
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)

   14255 49th Street North, Building 1, Suite 101
   Clearwater, Florida                                           33762
   (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (727) 519-2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ ]   No [ ]

The number of shares outstanding of the Registrant's Common Stock as of February 22, 1999, was 29,335,243 shares. The aggregate market value of the shares of Registrant held by non-affiliates of the Registrant, based on the closing price of such stock on the National Market System of the NASDAQ Stock Market, as of February 22, 1999, was approximately $11,257,000. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

Portions of the Joint Proxy Statement/Prospectus of the Registrant and Checkers Drive-In Restaurants, Inc. for the Registrant's Special Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

                            RALLY'S HAMBURGERS, INC.

                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

PART I
------

  ITEM 1.   BUSINESS...........................................................3

  ITEM 2.   PROPERTIES.........................................................8

  ITEM 3.   LEGAL PROCEEDINGS..................................................9

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............10

PART II
-------

  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER

            MATTERS...........................................................10

  ITEM 6.   SELECTED FINANCIAL DATA...........................................12

  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

            RESULTS OF OPERATIONS.............................................13

  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........19

  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................20

  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

            FINANCIAL DISCLOSURES.............................................47

PART III
--------

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................47

  ITEM 11.  EXECUTIVE COMPENSATION............................................47

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....47

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................47

PART IV
-------

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....47

                                     PART I

ITEM 1.    BUSINESS

GENERAL

          Rally's Hamburgers, Inc. and its subsidiaries are collectively referred to herein as the context requires as "Rally's" or the "Company". See
Note 1 to Consolidated Financial Statements.

          Rally's is one of the largest chains of double drive-thru restaurants in the United States. At December 28, 1998, the Rally's system included 475 restaurants in 18 states, primarily in the Midwest and the Sunbelt, comprised of 226 Company-owned and operated and 249 franchised, including 26 Company-owned restaurants in Western markets which are operated as Rally's restaurants by CKE Restaurants, Inc. ("CKE"), a significant shareholder of the Company, under an operating agreement which began July 1996. Two additional Company-owned stores covered by the operating agreement have been converted to the Carl's Jr. format and are not included in the above store count. The Company's restaurants offer high quality food, serving primarily the drive-thru and take-out segments of the quick-service restaurant industry. The Company opened its first restaurant in January 1985 and began offering franchises in November 1986. See "Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations."

          As of December 29, 1997 the Company changed from a fiscal year ending on the Sunday closest to December 31st to a fiscal year ending on the Monday closest to December 31st. This resulted in an extra day in fiscal 1998. The Company also changed its quarterly reporting periods from four 13-week quarters to three 12-week quarters and a 16-week fourth quarter.

RECENT DEVELOPMENTS

          On January 29, 1999, Checkers Drive-In Restaurants, Inc. ("Checkers") and Rally's announced the signing of a definitive merger agreement pursuant to which both companies would merge in an all stock transaction, ("the Merger"). The Merger agreement provides that each outstanding share of Rally's stock will be exchanged for 1.99 shares of Checkers stock. The approximate 19.1 million shares of Checkers common stock which the Rally's owns will be retired following the Merger. Checkers and Rally's have each received investment bankers' opinions as to the fairness of the exchange rate used in the Merger. The transaction is subject to certain approvals, including but not limited to approval by the shareholders of Checkers and Rally's and potentially the holders of Rally's Senior Notes and is expected to close in the second quarter of fiscal year 1999.

          At December 28, 1998, Rally's owned 19,130,930 shares (26.06 percent) of the outstanding common stock of Checkers and public shareholders owned the remaining 54,277,177 shares of Checkers common stock. Checkers will issue 58,377,134 shares of its common stock to Rally's shareholders in exchange for all the outstanding common stock of Rally's (29,335,243 outstanding shares) at a 1 to 1.99 exchange ratio. After the transaction, Rally's shareholders will own 58,377,134 shares (51.8 percent of the outstanding common stock of the new Checkers) and the remaining 54,277,117 shares (48.2 percent of Checkers common stock) will then be held by then current shareholders of Checkers. Immediately following the Merger, the Checkers common stock will undergo a one-for-twelve reverse split resulting in total common shares outstanding of approximately 9,387,859. In addition, each of Rally's outstanding stock options (5.6 million) will be exchanged for options to acquire Checkers common stock at a 1 to 1.99 exchange rate.

          The business combination under the Merger will be accounted for under the purchase method. The transaction will be accounted for as a reverse acquisition as the stockholders of Rally's will receive the larger portion of the voting interests in the combined enterprise. Accordingly, Rally's will be considered the acquirer for accounting purposes and therefore, Checkers' assets and liabilities will be recorded based upon their fair market value.

          On December 31, 1998 Santa Barbara Restaurant Group, Inc. ("SBRG"), acquired approximately 2.4 million shares of Rally's common stock pursuant to an exchange agreement with Fidelity National Financial, Inc. SBRG operates or franchises approximately 330 restaurants under the Green Burrito, Timber Lodge Steakhouse, JB's, and Galaxy Diner names.

          In November, 1998, Rally's received notice from NASDAQ that delisting could occur on February 22, 1999 if the Company's common stock failed to maintain a closing bid greater than or equal to $1.00 for ten consecutive trading days during the subsequent 90-day period. As Rally's stock price did not meet the criteria, management has requested an oral hearing to present a plan of action to NASDAQ to regain compliance with this standard. This hearing will be held on April 23, 1999 at which time management will present the Merger with Checkers Drive-In Restaurants, Inc. and a subsequent one-for-twelve reverse stock split.

CONCEPT AND STRATEGY

          Rally's primary strategy is to serve the drive-thru and take-out segment of the quick-service restaurant industry. The Company's operating strategy is to take advantage of off-premise food consumption by serving a limited menu consisting of a variety of great tasting burgers with limited side items. The key elements of this strategy are Rally's operating system, restaurant design, brand positioning and marketing programs.

          RALLY'S OPERATING SYSTEM. The Rally's operating system is designed to provide fast and accurate service of high quality food. Within the restaurants, all products are prepared to order in a systematic fashion moving from the back of the restaurant to the front windows with each employee performing specific duties. Labor is staffed in an attempt to courteously serve guests within 45 seconds of their reaching the drive-thru window and to maintain a safe, clean food service environment. The Company's training and franchise support programs are designed to promote consistency of product and service throughout the Rally's system and are documented in a uniform confidential operations manual.

          Rally's has point of sale devices and related software in each of its Company-owned restaurants which allow Rally's to centralize control over certain aspects of restaurant operations at the corporate office on a daily basis. As a result, menu prices and menus can be controlled and transactions reviewed and audited at corporate headquarters. The point of sale devices are coupled with a back office computer to monitor sales, assist inventory management, maintain cash control, provide variance reporting, and control labor and food costs. Each restaurant transmits its data via a daily polling procedure and it is accumulated at the principal offices of Rally's. This data is used to analyze and make decisions about the business. The Company's back office computer system will be upgraded or replaced in 1999 at a cost estimated at approximately $500,000.

          RESTAURANT DESIGN AND ECONOMICS. Rally's restaurants present a distinctive design which conveys a message of "clean and fast" to the passing motorist. The restaurants' typical "double drive-thru" design features drive-thru windows on both sides of the restaurant for quicker service. While the restaurants generally do not have an interior dining area, most have a patio for outdoor eating. These areas contain canopy tables and seats and are landscaped to create an attractive eating environment. Rally's restaurant buildings average 600 to 720 square feet depending upon geographic location and require less property than the traditional eat-in restaurants. As a result of the small size of the restaurant building, Rally's restaurants generally require a smaller capital investment and have lower occupancy and operating costs per restaurant than traditional quick-service competitors. The size of the facility also permits somewhat greater flexibility with respect to the selection of prospective sites for restaurants.

          During 1998, Rally's continued the test of an indoor seating environment where a 20 to 50 seat dining room replaced the passenger side drive-thru lane. As of December 28, 1998, seven units were converted from a double-drive-thru format to a single drive-thru/indoor seating format. The preliminary test results have not resulted in a consistent pattern of sales increases necessary to achieve an attractive economic return. Therefore, Rally's will be initiating a second phase of the dining room test where indoor seating will be added while retaining both drive-thru lanes.

          During 1998, Rally's opened one new restaurant, closed five restaurants, and acquired one restaurant from franchisees. The incremental cash outlay, exclusive of land, of opening the restaurant was reduced due to the use of surplus assets and was approximately $350,000.

          In 1994, the full development cost associated with constructing and opening a Rally's restaurant (excluding land cost and interest on construction) was approximately $478,000. When purchased, the majority of real estate sites have cost between $100,000 and $300,000. As of December 28, 1998, approximately 69% of Company-owned and operated restaurants were located on leased real estate.

          Over the past two years, Rally's has been building stores by either using surplus equipment and/or surplus modular buildings or purchasing conversion properties. When using surplus equipment and modular buildings, Rally's cash outlay has typically been between $250,000 to $350,000. Although Rally's expects to continue to use excess modular buildings and seek additional conversion opportunities, Rally's estimates that the cost associated with new store development will return to the higher pre-slowdown levels where these alternatives are not practical.

          BRAND POSITIONING: QUALITY FOCUS. Rally's is attempting to establish an overall brand positioning as the quick-service hamburger chain which serves the best tasting hamburger for a reasonable price in America. This positioning is supported by:

          1. A limited menu of high quality but fairly priced hamburgers/cheeseburgers, chicken sandwiches, french fries and soft drinks, executed via a highly focused operating system.

          2. Television, radio and outdoor advertising which differentiates Rally's from other quick-service hamburger chains and targets frequent hamburger consumers.

          3. New, visually attractive menu boards, merchandising and packaging that feature these value based products/brands and ingredients.

          This new brand positioning continues to represent a strategic shift for Rally's away from its prior positioning which had been based primarily on low prices and quick service. Low prices and quick service are still important to guests, but the competitive environment has become so price oriented that basing a brand positioning on low prices is not unique enough to differentiate Rally's from its competitors. Further, relying too heavily on low prices and price promotion had a negative financial impact on Rally's, causing higher costs as a percentage of sales and lower profits. By focusing the brand positioning on what Rally's believes guests really want from a quick service hamburger restaurant and on what Rally's can effectively provide - great tasting burgers at a fair price - Rally's believes that it will be able to effectively differentiate itself from its competitors and improve its sales and guest count trends over time.

          In 1998 Rally's shifted its hamburger platform to create value options for its customers. The 3.2 ounce hamburger patty was replaced with a 2.67 ounce patty and a larger 4.0 ounce patty. The 2.67 ounce hamburger patty allows Rally's to sell a great $0.99 fully dressed Rallyburger to its customers, while the larger 4.0 ounce patty allows for an upsell opportunity to the premium Super Rallyburger sandwich. Additionally, Rally's continues to offer its One of a Kind Fries(R), a chicken breast sandwich, onion rings, soft drinks and milk shakes. A limited number of additional products may be offered in some locations from time to time.

          MARKETING PROGRAM. Rally's "best tasting burger" campaign which began in April 1998 was not successful in substantially increasing sales. Therefore, in late July 1998, Rally's discontinued this campaign and turned to a new advertising company, Crispin, Porter & Bogusky of Miami, to develop a strategy focusing on the freshness of the Rally's products. The current advertising campaign uses television as the primary medium. In cases where effective levels of television are not affordable, Rally's may use radio, outdoor or print advertising.

INFLATION

          The Company does not believe inflation has had a material impact on earnings during the past three years. Substantial increases in costs could have a significant impact on the Company and the industry. If operating expenses increase, management believes it can recover increased costs by increasing prices to the extent deemed advisable considering competition.

SEASONALITY

          The seasonality of restaurant sales due to consumer spending habits can be significantly affected by the timing of advertising, competitive market conditions and weather related events. While restaurant sales for certain quarters can be stronger, there is no predominant pattern.

WORKING CAPITAL

          Rally's working capital requirements are generally typical of companies within the quick-service restaurant industry. Rally's does not normally require large amounts of working capital to maintain operations since sales are for cash, purchases are on open accounts and meat and produce inventories are limited to a two to four day supply to assure freshness. During 1997 and 1998, Rally's working capital requirements were substantially reduced as a result of significant slowdowns in new store construction as compared with prior years. Additionally, sales of certain assets held for sale, net of underlying encumbrances, provided another source of working capital. Additional working capital will be required for the second phase of the indoor dining areas project. Rally's also plans to utilize working capital to open a limited number of new restaurants and to remodel an undetermined number of existing restaurants in fiscal 1999. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations."

FRANCHISING PROGRAM; AREA DEVELOPMENT RIGHTS

          The Company offers area development agreements to franchisees for construction of one or more new restaurants over a defined period of time within a defined geographic area. The specific restaurant locations selected by franchisees are subsequently covered by separate franchise agreements. Under the standard area development agreement, a franchisee is generally required to pay, at the time the agreement is signed, a non-refundable fee of approximately $5,000 per potential restaurant in the defined geographic area. The number of potential restaurants is determined by negotiation between Rally's and the franchisee. The Company's standard area development agreement also provides for a franchise fee of approximately $30,000 for each restaurant, which is due when the franchise agreement with respect to a restaurant is executed. The standard franchise agreement is for a term of 15 years and provides for payment to Rally's of royalties equal to 4% of sales and minimum marketing expenditures of 4% of sales (1/2% of which is paid to the Rally's National Advertising Fund). Rally's requires each franchisee to have an approved full-time Principal Operator who is responsible for the supervision and conduct of the franchise. As of December 28, 1998, Rally's had 32 franchisees operating 223 restaurants (exclusive of the CKE-operated restaurants), representing approximately 47.3% of all systemwide restaurants.

EXPANSION STRATEGY

                  Rally's currently intends to open up to five new restaurants in existing Company markets in 1999. Currently, existing and new franchisees are expected to open 10 to 20 locations during 1999. There can be no assurance that Rally's or its franchisees will be able to open planned new restaurants or that, if opened, these restaurants can be operated profitably. The Company has pursued and intends to continue to pursue an expansion strategy, which may include addition of indoor seating to existing units.

RESTAURANT LOCATIONS

                  The following table sets forth the number of restaurants in the Rally's system at December 28, 1998 by state:

                  COMPANY-OWNED AND OPERATED RESTAURANTS (226)

     Michigan (37)             Indiana (22)               Virginia (13)
     Kentucky (31)             Missouri (20)              Arkansas (10)
     Louisiana (23)            Florida (16)               Illinois (10)
     Ohio (23)                 Alabama (13)               Tennessee (8)

       FRANCHISED RESTAURANTS (INCLUDING CKE - OPERATED RESTAURANTS) (249)

     Ohio (86)                 Virginia (7)               West Virginia (4)
     California (50)           Arizona (6)                Missouri (3)
     Indiana (27)              Illinois (6)               Pennsylvania (3)
     Michigan (18)             Louisiana (5)              Alabama (2)
     Kentucky (15)             Mississippi (4)            Florida (2)
     Georgia (7)               Tennessee (4)

SITE SELECTION AND CONSTRUCTION

          Rally's believes that the location of a Rally's restaurant is very important to its success. In evaluating particular sites, Rally's uses demographic data related to quick-service restaurant sales. Sites proposed for both Company-owned restaurants and franchised restaurants must be accepted by a committee comprised of most members of Rally's senior management team. The committee considers, among other factors, the accessibility, visibility, cost, surrounding traffic patterns and population characteristics of each potential site.

          The Company has prototype plans and approved suppliers for the construction of its restaurants. Since 1990, Rally's has increasingly used modular buildings. Prior to that time, "stick" (constructed on-site) buildings were used almost exclusively.

PURCHASING

          Franchisees are required to purchase their equipment, food, beverages and supplies from Company-approved suppliers. All products must meet specifications set by Rally's. Management continually monitors the quality of the food, beverages and supplies provided to the restaurants. Rally's negotiates directly with wholesale suppliers to ensure consistent quality and freshness of products throughout the Rally's system and believes that it has obtained competitive pricing from its suppliers. Rally's currently has approximately 33 major food and paper suppliers and 15 distributors. During the year, Rally's continued participating with related parties in attempting to leverage aggregate purchase volumes of common items to obtain more favorable pricing. Rally's expects these efforts will continue in the future.

RESTAURANT STAFFING AND TRAINING; FRANCHISE SUPPORT

          A typical Rally's restaurant averages a total of 25 employees, which usually includes two salaried managers. The function of assuring that each Company-owned restaurant consistently delivers high-quality food and service is performed by Area Managers. Area Managers report to Regional Vice Presidents. Area Managers and restaurant management are compensated with a fixed salary plus a bonus based on the performance of the restaurants under their supervision. Rally's has one Area Manager for every eight to ten Company restaurants and approximately ten Area Managers for each Regional Vice President. The Regional Vice Presidents are employees of Checkers and report to the Chief Operating Officer of Checkers under the Management Agreement.

          The Company believes that training is important to the success of its restaurant operations. Rally's training programs emphasize quality food preparation, quick service, cleanliness of restaurants, courteous employees and consistency of execution.

          All General Managers of Company-owned restaurants are required to complete the Company's training program, which generally consists of five weeks of hands-on training. The designated operating partner of each franchisee is required to receive similar training, generally 12 weeks in duration. All Company and franchise General Managers must generally complete an intensive six-day "Train the Trainer" program before being certified to train management personnel in their respective markets. The certification process takes approximately 30 days to complete. In addition, Rally's sends a training team consisting of both management and hourly workers to a new franchisee's first three restaurant openings for a duration of up to two weeks (one week before and one week after the opening). After a new franchisee opens three restaurants, Rally's provides this training team as it deems necessary, or upon the franchisee's request at the franchisee's expense.

          The Company employs Franchise Business Managers through the Management Agreement with Checkers, who act as a link between Rally's and its franchisees. The Franchise Business Managers perform regularly scheduled restaurant operation evaluations to ensure that each franchised restaurant consistently delivers high quality food and fast, friendly service in a clean environment. They also review the financial results and effectiveness of franchise restaurant management to identify possible areas of improvement.

COMPETITION

          The quick-service restaurant industry is highly competitive and can be significantly affected by many factors, including changes in local, regional or national economic conditions, changes in consumer tastes, traffic patterns, consumer concerns about the nutritional quality of quick-service food and increases in the number and particular locations of competing quick-service restaurants. Factors such as inflation, increases in food, labor (including health care costs) and energy costs and the availability of an adequate number of hourly-paid employees also affect the quick-service restaurant industry. Major chains, which have substantially greater financial resources and longer operating histories than Rally's, dominate the quick-service restaurant industry. The Company believes that its primary competitors are five national chains: McDonald's, Wendy's, Hardee's, Burger King and Taco Bell. In certain markets, Rally's competes with other quick-service double drive-thru hamburger chains with similar operating concepts. Certain of the major chains have increasingly offered selected food items and combination meals, including hamburgers, at discounted prices. Rally's believes that the pricing strategies of its competitors, in general, had an adverse impact on the Company's systemwide sales in the last four fiscal years. The pricing or other marketing strategies of one or more of these competitors could have a continuing adverse impact on Rally's performance.

          With respect to the sale of franchises, Rally's competes with many franchisors of restaurants, including other double drive-thru franchisors, and franchisors of other business concepts. Rally's believes it has attracted a number of franchisees with significant experience in the restaurant industry as a result of the strength of its concept and operating strategy and the favorable potential return available from a relatively low capital investment.

          In general, there is active competition for management personnel, capital and attractive commercial real estate sites suitable for restaurants.

EMPLOYEES

          As of February 1, 1999, Rally's employed approximately 5,100 employees, substantially all of which are restaurant personnel. On November 30, 1997, Rally's entered into a Management Services Agreement, pursuant to which predominately all of the management of Checkers manages the corporate and field operations of the Company.

          Most employees, other than restaurant management and certain corporate personnel, are paid on an hourly basis. Rally's believes that it provides working conditions and wages that are comparable with those of other companies within the quick-service restaurant industry. Rally's employees are not covered by a collective bargaining agreement.

TRADEMARKS AND SERVICE MARKS

          Rally's regards its trademarks and service marks as having significant value and as being important to its marketing efforts. Rally's has registered its principal logo Rally's Hamburgers(R) and its design with the U.S. Patent and Trademark Office (the "PTO") on the Principal Register as a service mark for its restaurant services. Rally's registered One of a Kind Fries(R) with the PTO on the Principal Register as a trademark for its french fries. The Company also registered the Rallyburger(R), Rally-Q(R) and Smokin' Sausage(R) with the PTO as a trademark for these Company sandwiches. Rally's has also filed with the PTO several applications to register service marks and trademarks used in connection with its advertising of products and services including the Big Buford(TM) sandwich. The Company's policy is to pursue registration of its marks whenever possible and to oppose strenuously any infringement of its marks.

GOVERNMENT REGULATION

          Rally's is subject to Federal Trade Commission ("FTC") regulation and state laws which regulate the offer and sale of franchises. Rally's is also subject to a number of state laws which regulate substantive aspects of the franchisor-franchisee relationship. The FTC's Trade Regulation Rule on Franchising (the "FTC Rule") requires the Company to furnish to prospective franchisees a franchise offering circular containing information prescribed by the FTC Rule. At least fifteen states presently regulate the offer and sale of franchises and, in almost all cases, require registration of the franchise offering with state authorities.

          State laws that regulate the offer and sale of franchises and/or the franchisor-franchisee relationship presently exist in a substantial number of states. Such laws generally require registration of the franchise offering with state authorities and/or regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees, limiting the imposition of standards of performance on a franchisee and regulating discrimination among franchisees in charges, royalties or fees. These laws have not precluded the Company from seeking franchisees in any given area. Although such laws may restrict a franchisor in the termination of a franchise agreement by, for example, requiring "good cause" to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure a default and repurchase of inventory or other compensation, these provisions have not had a significant effect on Rally's operations.

          Rally's is not aware of any pending franchise legislation which, in its view, is likely to affect significantly the operations of the Company. Rally's believes that its operations comply substantially with the FTC Rule and state franchise laws. Each Company operated and franchised restaurant is subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of new restaurants.

          The Company is subject to federal and state environmental regulations, although such regulations have not had a material effect on Rally's operations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations. Rally's is also subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. A significant number of the Company's food service personnel are paid at rates related to the federal minimum wage and increases in the minimum wage could increase Rally's labor costs.

          The restaurant business is subject to extensive federal, state and local regulations relating to the development and operation of restaurants, including regulations relating to building and zoning requirements, access to persons with disabilities, preparation and sale of food and laws governing the Rally's relationship with its employees, including minimum wage requirements, overtime and working conditions and citizenship requirements. The failure to obtain or retain food licenses, or a substantial increase in the minimum wage rate, could adversely affect the operations of the Company's restaurants. Rally's believes that it is operating in substantial compliance with applicable laws and regulations governing its operations.

ITEM 2.   PROPERTIES

          As of December 28, 1998, Rally's owned or leased parcels of land and buildings for restaurants, either operating, under construction or held for sale or disposal as follows: Company-owned land (84) and buildings (283); and Company-leased land (226) and buildings (27). Land leased by Rally's for restaurants is generally under "triple net" leases that require Rally's to pay real estate taxes, maintenance and insurance with respect to the premises and, in some cases, pay contingent rentals based on sales in excess of specified amounts. Generally, the leases have initial terms of five to fifteen years with options to renew for additional periods which can range from five to twenty years. Rally's also leases the Louisville office of approximately 18,800 square feet, which has been subleased subsequent to Rally's transfer of all of its corporate management functions to Clearwater, Florida in February 1998. See Note 4 to the Consolidated Financial Statements. Rally's also leases certain temporary storage facilities for excess modular buildings and surplus equipment.

ITEM 3.   LEGAL PROCEEDINGS

          JONATHAN MITTMAN ET AL. V. RALLY'S HAMBURGERS, INC., ET AL. (Case NO. C-94-0039-L-CS). In January and February 1994, two putative class action lawsuits were filed, purportedly on behalf of the stockholders of Rally's Hamburgers Inc. "Rally's", in the United States District Court for the Western District of Kentucky, Louisville division, against Rally's, Burt Sugarman and GIANT GROUP, LTD. ("GIANT") and certain of Rally's present and former officers and directors and its auditors. The cases were subsequently consolidated under the case name Jonathan Mittman et al vs. Rally's Hamburgers, Inc., et al, case number C-94-0039-L(CS). The complaints allege defendants violated the Securities Exchange Act of 1934, among other claims, by issuing inaccurate public statements about the Company in order to arbitrarily inflate the price of its common stock. The plaintiffs seek unspecified damages. On April 15, 1994, Rally's filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied Rally's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification; the plaintiffs renewed this motion, and despite opposition by the defendants, the Court granted such motion for class certification on April 16, 1996, certifying a class from July 20, 1992 to September 29, 1993. In October 1995, the plaintiffs filed a motion to disqualify Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP ("Christensen, Miller") as counsel for defendants based on a purported conflict of interest allegedly arising from the representation of multiple defendants as well as Ms. Glaser's position as both a former director of Rally's and a partner in Christensen, Miller. Defendants filed an opposition to the motion, and the motion to disqualify Christensen, Miller was denied. A settlement conference occurred on December 7, 1998, but was unsuccessful. Fact discovery is not yet complete, but it is anticipated that a deadline for completion of fact discovery will be set during 1999. No trial date has been set. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverages will apply. The defendants deny all wrongdoing and intend to defend themselves vigorously in this matter. Because these matters are in a preliminary stage, the Company is unable to determine whether a resolution adverse to the Company will have a material effect on its results of operations or financial condition. Accordingly, no provisions for any liabilities that may result upon adjudication have been made in the accompanying financial statements. An estimate of defense costs reimbursable under the Company's directors' and officers' insurance is included in "Other Assets" in the accompanying consolidated financial statements.

          HARBOR FINANCE PARTNERS V. GIANT GROUP, LTD. ET AL. (Civ. Act. No. 14834). In February 1996, Harbor Finance Partners ("Harbor") commenced a derivative action, purportedly on behalf of Rally's against GIANT and certain of Rally's officers and directors before the Delaware Chancery Court. Harbor named Rally's as a nominal defendant. Harbor claims that the directors and officers of both Rally's and GIANT, along with GIANT, breached their fiduciary duties to the public shareholders of Rally's by causing Rally's to repurchase from GIANT certain Rally's Senior Notes at an inflated price. Harbor seeks "millions of dollars in damages", along with rescission of the repurchase transaction. In the fall of 1996, all defendants moved to dismiss the action. The Chancery Court conducted a hearing on November 26, 1996 and denied the motions to dismiss on April 3, 1997. Discovery is underway. No trial date has been set. The Company denies all wrongdoing and intends to vigorously defend the action. It is not possible to predict the outcome of this action at this time.

          FIRST ALBANY CORP., AS CUSTODIAN FOR THE BENEFIT OF NATHAN SUCKMAN V. CHECKERS DRIVE-IN RESTAURANTS, INC. ET AL. Case No. 16667. This putative class action was filed on September 29, 1998, in the Delaware Chancery Court in and for New Castle County, Delaware by an alleged stockholder of 500 shares of the common stock of Checkers Drive-In Restaurants, Inc. ("Checkers"). The complaint names Rally's and certain of its current officers and directors as defendants including William P. Foley, II, James J. Gillespie, Harvey Fattig, Joseph N. Stein, James T. Holder, Terry N. Christensen, Burt Sugarman and C. Thomas Thompson. The Complaint also names Checkers and GIANT as defendants. The complaint arises out of the proposed merger announced on September 28, 1998 between Rally's, Checkers and GIANT (the "Proposed Merger") and alleges generally, that certain of the defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of the common stock of Checkers in a "going-private" transaction for grossly inadequate consideration and in breach of the defendants' fiduciary duties. The plaintiff allegedly initiated the Complaint on behalf of all stockholders of Checkers as of September 28, 1998, and seeks INTER ALIA, certain declaratory and injunctive relief against the consummation of the Proposed Merger, or in the event the Proposed Merger is consummated, recision of the Proposed Merger and costs and disbursements incurred in connection with bringing the action, including attorney's fees, and such other relief as the Court may deem just and proper. In view of a decision by Rally's, GIANT and Checkers not to implement the transaction that had been announced on September 28, 1998, plaintiffs have agreed to provide the Company and all other defendants with an open extension of time to respond to the complaint. Plaintiffs have indicated that they will likely file an amended complaint in the event of the consummation of a merger between Rally's and Checkers. The Company believes the lawsuit is without merit and intends to defend it vigorously. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.

         DAVID J. STEINBERG AND CHAILE B. STEINBERG, INDIVIDUALLY AND ON BEHALF OF THOSE SIMILARLY SITUATED V. CHECKERS DRIVE-IN RESTAURANTS, INC., ET AL. Case No. 16680. This putative class action was filed on October 2, 1998, in the Delaware Chancery Court in and for New Castle County, Delaware by David J. Steinberg and Chaile B. Steinberg, alleged stockholders of an unspecified number of shares of the common stock of Checkers. The complaint names Rally's and certain of its current officers and directors as defendants including William P. Foley, II, James J. Gillespie, Harvey Fattig, Joseph N. Stein, James T. Holder, Terry N. Christensen, Burt Sugarman and C. Thomas Thompson. The Complaint also names Checkers and GIANT as defendants. As with the FIRST ALBANY complaint described above, this complaint arises out of the proposed merger announced on September 28, 1998 between Rally's, Checkers and GIANT (the "Proposed Merger") and alleges generally, that certain of the defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of the Checkers' common stock in a "going-private" transaction for grossly inadequate consideration and in breach of the defendant's fiduciary duties. The plaintiffs allegedly initiated the Complaint on behalf of all stockholders of Checkers as of September 28, 1998, and seeks INTER ALIA, certain declaratory and injunctive relief against the consummation of the Proposed Merger, or in the event the Proposed Merger is consummated, recision of the Proposed Merger and costs and disbursements incurred in connection with bringing the action, including attorneys' fees, and such other relief as the Court may deem just and proper. For the reasons stated above in the description of the FIRST ALBANY action, plaintiffs have agreed to provide the Company and all other defendants with an open extension of time to respond to the complaint. Plaintiffs have indicated that they will likely file an amended complaint in the event of the consummation of a merger between Rally's and Checkers. The Company believes the lawsuit is without merit and intends to defend it vigorously. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.

         The Company is involved in other litigation matters incidental to its business. With respect to such other lawsuits, management does not believe the litigation in which it is involved will have a material effect upon its results of operation or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is quoted on the National Market System of the NASDAQ Stock Market under the symbol "RLLY". As of February 22, 1999, there were approximately 1,559 record holders of the Company's Common Stock. The table below sets forth the high and low sales prices of the Company's Common Stock, as reported on the NASDAQ National Market System, for each quarter during the last two years.


         1998
         Quarter ended        MARCH 23       JUNE 15        SEPTEMBER 7      DECEMBER 28
         High              $   3 1/8      $   2 15/16     $    2 1/8       $    1 3/16
         Low                   2 1/4          2                  29/32          15/32

         1997
         Quarter ended        MARCH 30       JUNE 29       SEPTEMBER 28      DECEMBER 28
         High              $   5          $   3 13/16     $    4           $   4 5/8
         Low                   2 3/8          1 15/16          1 7/8           2

         On December 18, 1997, the Company issued 3,909,336 shares of Rally's common stock and 45,667 shares of Rally's preferred stock pursuant to the Exchange Agreement (see Item 8, Note 2 to the accompanying consolidated financial statements), in a private placement pursuant to Section 4(2) of the Securities Act of 1933. The Company received approximately 19.1 million shares of Checkers common stock in exchange for the Rally's common stock and the Rally's preferred stock. The Rally's preferred stock was converted into 4,566,700 shares of Rally's common stock in 1998 upon approval of such conversion by Rally's stockholders. The terms of the Rally's preferred stock was set forth in Exhibit B to the Exchange Agreement. The parties to the Exchange Agreement include CKE, GIANT, and Fidelity. For a list of the other purchasers, see Exhibit A to the Exchange Agreement, which is filed as Exhibit 10.12 to the Company's 1997 Form 10-K.

         Rally's has not declared or paid any dividends on its common stock, and does not intend to declare or pay any dividends in the foreseeable future. The Company currently intends to retain any earnings for the future operation and development of its business. Any determination to pay dividends in the future will be at the discretion of Rally's Board of Directors and will be dependent upon the Company's results of operations, financial condition, capital expenditures, working capital requirements, any contractual restrictions and other factors deemed relevant by the Board of Directors. Furthermore, under the terms of the Indenture governing the 9 7/8% Senior Notes due 2000, Rally's is not permitted to pay any dividends on the Common Stock unless certain income tests are met.

         In November, 1998, Rally's received notice from NASDAQ that delisting could occur on February 22, 1999 if the Company's common stock failed to maintain a closing bid greater than or equal to $1.00 for ten consecutive trading days during the subsequent 90-day period. As Rally's stock price did not meet the criteria, management has requested an oral hearing to present a plan of action to NASDAQ to regain compliance with this standard. This hearing will be held on April 23, 1999 at which time management will present the Merger with Checkers Drive-In Restaurants, Inc. and a subsequent one-for-twelve reverse stock split.

ITEM 6.           SELECTED FINANCIAL DATA

                  The selected consolidated financial data was derived from the consolidated financial statements of Rally's and its wholly-owned subsidiaries. This data should be read in conjunction with the consolidated financial statements of Rally's and the notes thereto, and the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.


                                                           (In thousands, except per share amounts and statistical data)

                                                  DECEMBER 28,     DECEMBER 28,    DECEMBER 29,    DECEMBER 31,     JANUARY 1,
                                                      1998            1997            1996            1995            1995
                                                  ------------     ------------    ------------    ------------    -----------
Systemwide sales (1)                               $ 286,876       $ 290,133       $ 316,670       $ 355,719       $ 370,087
                                                   =========       =========       =========       =========       =========
Company restaurant sales                           $ 139,602       $ 139,350       $ 156,445       $ 181,778       $ 178,476
Other revenues                                         5,350           5,580           6,307           7,081           7,842
                                                   ---------       ---------       ---------       ---------       ---------
    Total revenues                                   144,952         144,930         162,752         188,859         186,318
                                                   ---------       ---------       ---------       ---------       ---------
(Loss) income from operations (2)                       (618)          3,320           4,090         (36,470)        (14,636)
    Other expenses                                    (6,665)         (7,381)         (8,057)         (9,910)         (9,619)
    Loss before taxes                                 (7,283)         (4,061)         (3,967)        (46,380)        (24,255)
Tax provision (benefit)                                  252             455            (675)            539          (4,982)
                                                   ---------       ---------       ---------       ---------       ---------
    Loss before extraordinary items                   (7,535)         (4,516)         (3,292)        (46,919)        (19,273)
Extraordinary items (3)                                 --              --             5,280            --              --
                                                   ---------       ---------       ---------       ---------       ---------
    Net income (loss)                              $  (7,535)      $  (4,516)      $   1,988       $ (46,919)      $ (19,273)
                                                   =========       =========       =========       =========       =========
Income (loss) per common share:
    Loss before extraordinary items                $   (0.28)      $   (0.22)      $   (0.19)      $   (3.00)      $   (1.42)
Extraordinary item                                      --              --              0.31            --              --
                                                   ---------       ---------       ---------       ---------       ---------
Net income (loss) per common share                 $   (0.28)      $   (0.22)      $    0.12       $   (3.00)      $   (1.42)
                                                   =========       =========       =========       =========       =========
Weighted average shares outstanding                   27,170          20,709          17,007          15,620          13,564
                                                   =========       =========       =========       =========       =========
Total assets                                       $ 123,306       $ 134,297       $ 112,258       $ 137,392       $ 169,416
Long-term debt and obligations under
    capital leases, including current portion      $  70,307       $  68,444       $  69,654       $  97,958       $  94,141
Cash dividends declared per common share           $    --         $    --         $    --         $    --         $    --
Restaurants open at end of period:
    Company                                              226             229             209             239             250
    Franchised                                           249             248             258             242             292
                                                   ---------       ---------       ---------       ---------       ---------
Total                                                    475             477             467             481             542
                                                   =========       =========       =========       =========       =========

(1) Systemwide sales consist of aggregate revenues of Company-owned and franchised restaurants (including CKE-operated restaurants).

(2) The fiscal year ended January 1, 1995 includes approximately $17.3 million charged against operations for changes in business strategies. The fiscal year ended December 31, 1995 includes approximately $17.3 million charged against operations for changes in business strategies and restaurant closings and approximately $13.7 million related to Rally's implementation of Statement of Financial Accounting Standards No. 121.

(3) The extraordinary item for the fiscal year ended December 29, 1996 was a gain on the early retirement of debt, net of tax expense of $1,350,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The principal business of Rally's Hamburgers, Inc. (the "Company", "Rally's") is the operation and franchising of Rally's restaurants. At December 28, 1998, the Rally's system included 475 restaurants, comprised of 226 Company-owned and operated, 249 franchised restaurants, including 26 Company-owned restaurants in Western markets which are operated as Rally's restaurants by CKE Restaurants, Inc. ("CKE"), a significant shareholder of the Company, under an operating agreement which began in July, 1996. Two additional Company-owned stores covered by the operating agreement have been converted to the Carl's Jr. format and are not included in the above store count.

          As of December 29, 1997 Rally's changed from a fiscal year ending on the Sunday closest to December 31st to a fiscal year ending on the Monday closest to December 31st. This resulted in an extra day in fiscal 1998. Rally's also changed its quarterly reporting periods from four 13-week quarters to three 12-week quarters and a 16-week fourth quarter.

          On November 30, 1997, a Management Services Agreement was established between Rally's and Checkers Drive-In Restaurants, Inc. ("Checkers") pursuant to which Checkers is providing accounting, information technology and other management services to Rally's. At the same time, a new management team was hired to provide the operational and functional expertise necessary to explore the opportunities and potential synergies available to both companies. The relationship between Rally's and Checkers provided reductions in general and administrative expenses for both companies. Rally's corporate office in Louisville, Kentucky was closed and as were various regional offices of both companies. The Management Services Agreement also provided for the supervision of both Checkers and Rally's operations by a single Regional Vice President, which increased spans of control with fewer personnel. The number of markets that contain both Checkers and Rally's units is limited and no markets in which either company utilizes broadcast media is shared. Therefore, the companies combined their advertising creative and media buying with one agency in August of 1998 which resulted in similar commercials running for both companies with savings of agency fees and production costs. Although both companies have benefited greatly by participating in the purchasing cooperative with CKE Restaurants, Inc., further savings were realized during the year as product specifications were matched where possible.

          On January 29, 1999, Rally's and Checkers announced the signing of a definitive merger agreement pursuant to which both companies would merge in an all stock transaction, (the "Merger"). The Merger agreement provides that each outstanding share of Rally's stock will be exchanged for 1.99 shares of Checkers stock. The approximate 19.1 million shares of Checkers common stock which Rally's owns will be retired following the Merger. See Item 1. "Business - Recent Developments".

          Comparable store sales at Rally's were 1.8% below the prior year. Although sales continued to decline on a same store basis, the decrease in 1998 was the smallest in four years. Product innovations during the year included the shift from a 3.2 ounce hamburger patty to a two-patty platform featuring a 2.67 ounce patty and a 4.3 ounce patty. The 2.67 ounce patty allows Rally's to sell a fully-dressed Rallyburger for $0.99 while also offering the Super Rallyburger that utilizes the larger patty for a premium price. This change was necessary to ensure that Rally's can remain competitive as food and labor costs continue to escalate.

          Critical to the success of these and other menu offerings was the operational and marketing focus on serving fresh food. The transition to a new advertising agency resulted in the utilization of a new positioning statement "Fresh, because we just made it" to emphasize the commitment to serve fresh hot food to every customer. This message was primarily communicated to consumers via television advertising.

          Although Rally's debt level is still high, the Company has made substantial progress in improving its balance sheet and reducing fixed costs. Interest cost was reduced by approximately $300,000 in 1998 after decreasing $1.2 million in 1997 and $2.1 million in 1996. Interest was significantly reduced through the retirement of approximately $22 million face value of the Company's Senior Notes in January 1996 and an additional $4.7 million during the fourth quarter of 1996. In addition, $10.8 million in gross proceeds were generated through the Company's rights offering completed in September, 1996. The proceeds from the offering were used to pay off debt of approximately $4.5 million and the remainder was used for new store construction, refurbishment of some existing restaurants and for other general corporate purposes. Outstanding warrants from a rights offering and from a separate issuance of 1,500,000 additional warrants in December, 1996, (see "Liquidity and Capital Resources") if exercised, would raise an additional $17.4 million in cash proceeds. Rally's is currently evaluating its options to determine the optimal manner in which to refinance or retire the Senior Notes.

          The Company's revenues are derived primarily from Company-owned restaurant sales and royalty fees from franchisees. Rally's also receives revenues from the award of exclusive rights to develop Rally's restaurants in certain geographic areas (area development fees) and the award of licenses to use the Rally's brand and confidential operating system

(franchise fees). Company revenue also includes payments resulting from an operating agreement with CKE, referred to as Owner fee income in the accompanying consolidated financial statements. Restaurant cost of sales, restaurant operating expenses, depreciation and amortization, and advertising and promotion expenses relate directly to Company-owned restaurants. General and administrative expenses relate to both Company-owned restaurants and franchise operations. Owner expenses relate to CKE-operated restaurants and consist primarily of depreciation and amortization.

          The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in Rally's consolidated statements of income and operating data for the periods indicated:

                                                                           FISCAL YEAR ENDED
                                                                  ----------------------------------------
                                                                  DECEMBER 28,  DECEMBER 28,  DECEMBER 29,
                                                                      1998         1997          1996
                                                                  ------------  ------------  ------------
REVENUES:
Restaurant sales                                                      96.3%        96.2%        96.1%
Franchise revenues and fees                                            3.2%         3.3%         3.6%
Owner fee income                                                       0.5%         0.5%         0.3%
                                                                     -----        -----        -----
                                                                     100.0%       100.0%       100.0%
                                                                     =====        =====        =====
COST AND EXPENSES:
Restaurant food and paper costs (1)                                   31.8%        32.3%        34.3%
Restaurant labor costs (1)                                            30.5%        29.8%        31.1%
Restaurant occupancy expense (1)                                       5.3%         4.7%         4.5%
Restaurant depreciation and amortization (1)                           5.2%         5.1%         4.9%
Other restaurant operating expenses (1)                                8.8%         9.2%         9.5%
Advertising expense (1)                                                7.1%         7.4%         5.0%
Owner depreciation (2)                                                90.6%        84.3%        90.9%
Other depreciation and amortization                                    1.7%         1.8%         1.4%
General and administrative expenses                                    9.2%        10.4%         9.9%
Impairment of long-lived assets                                        1.2%         0.0%         0.0%
Losses on assets to be disposed of                                     1.1%         0.1%         0.0%
                                                                     -----        -----        -----
INCOME FROM OPERATIONS                                                 1.0%         2.3%         2.5%
Loss (income) net of amortization on investment in affiliate           1.4%         0.5%         0.0%
Other income (expense)                                                (4.6)%       (4.6)%       (4.9)%
                                                                     -----        -----        -----
Net loss before income taxes
   and extraordinary items                                            (5.0)%       (2.8)%       (2.5)%
NET INCOME (LOSS)                                                     (5.2)%       (3.1)%        1.2%
                                                                     =====        =====        =====
Number of restaurants (company-owned and franchised):
Restaurants open at the beginning of period                            477          467          481
                                                                     -----        -----        -----
Company restaurants opened (closed or
    transferred), net during period                                     (3)          20          (30)
Franchised restaurants opened (closed or
  transferred),  net during period                                       1          (10)          16
                                                                     -----        -----        -----
Total restaurants opened (closed or
   transferred), net during period                                      (2)          10          (14)
                                                                     -----        -----        -----
Total restaurants open at end of period                                475          477          467
                                                                     =====        =====        =====

--------------------------
(1)  As a percentage of restaurant sales.
(2)  As a percentage of owner fee income.

RESULTS OF OPERATIONS

COMPARISON OF HISTORICAL RESULTS - FISCAL YEARS 1998 AND 1997

          REVENUES. Total revenues in 1998 of $145.0 million were consistent with 1997 total revenues of $144.9 million. Company operated restaurant sales of $139.6 million were also consistent with the prior year sales of $139.3 million. Sales at comparable stores, which include only the units that were in operation for the full years being compared, decreased 1.8% in 1998 as compared with 1997. Also impacting the year to year comparison was the sales increase of $4.1 million associated with 21 units that were opened or transferred from franchisees during 1997 and 1998 offset by the sales decrease of $1.6 million related to six units that were closed during 1998.

          Franchise revenues and fees decreased 4.2% in 1998 from approximately $4.8 million in 1997 to $4.6 million in 1998. The decrease is primarily attributable to lower average sales levels in franchised units.

          COSTS AND EXPENSES. Restaurant food and paper costs decreased to 31.8% of restaurant sales in 1998 compared with 32.3% in 1997. Rally's continued to benefit from its participation in the purchasing co-op with CKE Restaurants, Inc., Santa Barbara Restaurant Group, Inc. and Checkers. In addition, food and papers costs as a percentage of sales also decreased due to limited price increases to certain combo items that were taken in 1998.

          Restaurant labor costs, which include restaurant employees' salaries, wages, benefits, bonuses and related taxes totaled $42.6 million or 30.5% of restaurant sales for 1998 compared with $41.5 million or 29.8% for 1997. The increase as a percentage of sales is due in part to the inefficiencies associated with operating the restaurants at lower sales levels. In addition, incremental labor was strategically added to focus on speed of service improvements in 1998.

          Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance totaled $7.3 million or 5.3% of restaurant sales in 1998 compared with $6.5 million or 4.7% in 1997. Restaurant occupancy expense increased as a percentage of restaurant sales due primarily to the decline in average restaurant sales relative to the fixed and semi-variable nature of these expenses.

          Restaurant depreciation and amortization of $7.2 million in 1998 was consistent with the expense of $7.1 million in 1997. Additional expense associated with Company operated restaurants that opened during 1998 and 1997 was offset by the closure of eight restaurants during 1998 and the impact of certain assets becoming fully depreciated.

          Other restaurant operating expenses include all other restaurant level operating expenses other than food and paper costs, labor and benefits, rent and other occupancy costs and specifically includes utilities, maintenance and other costs. These expenses totaled $12.2 million or 8.8% of restaurant sales in 1998 compared with $12.8 million or 9.2% in 1997. The decrease as a percent of sales was due primarily to reduced maintenance expenses during 1998.

          Advertising expense decreased approximately $489,000 to $9.9 million or 7.1% of restaurant sales for 1998 compared with 7.4% for 1997.

          Owner depreciation and amortization was $647,000 in 1998 compared to $627,000 in 1997. The increase of $20,000 was primarily due to the addition of two CKE operated restaurants in 1998.

          General and administrative expenses decreased $1.7 million in 1998 due to savings experienced as a result of Management Services Agreement with Checkers and the impact of $940,000 in 1997 associated with warrants that were issued to CKE and Fidelity National Financial, Inc (Fidelity), on December 20, 1996.

          The loss on investment in affiliate of $2.0 million represents Rally's share of the loss of Checkers ($1.4 million) and the amortization of related goodwill ($627,000).

          Impairment of long-lived assets of $1.7 million representing the write-down of $590,000 of property and equipment and $1.1 million of intangibles was recorded during 1998 related to four under-performing sites. No such charges were made in 1997. Losses on assets to be disposed of in the amounts of $1.6 million and $158,000 were recorded in 1998 and 1997, respectively, to provide for the estimated losses on disposal for current year closures and the additional carrying costs of closed restaurants until eventual disposal.

          INTEREST EXPENSE. Interest expense decreased 3.9% to approximately $7.1 million for 1998 as compared to $7.4 million for 1997 primarily due to repurchases of Senior Notes that occurred during 1998.

          INTEREST INCOME. Interest income was lower for 1998 as compared to 1997 due to decreases in the average daily invested amounts.

          INCOME TAX. The Company's 1998 tax provision was approximately $252,000 representing estimated state taxes versus a prior year net tax provision of $455,000.

COMPARISON OF HISTORICAL RESULTS - FISCAL YEARS 1997 AND 1996

          REVENUES. Total revenues decreased 11% to $144.9 million in 1997 compared with $162.8 million in 1996. Company operated restaurant sales decreased 11% to $139.3 million from $156.4 million in 1996. Sales at comparable stores, which include only the units that were in operation for the full years being compared, decreased 9.2% in 1997 as compared with 1996. During 1997, Rally's opened 9 new restaurants, reopened three restaurants previously closed, acquired 11 restaurants from franchisees, closed 2 units and transferred 1 restaurant to a franchisee.

          Franchise revenues and fees decreased 17.5% in 1997 to approximately $4.8 million from approximately $5.9 million in 1996. Franchisees, exclusive of CKE, opened 19 new units, acquired 1 unit from the Company, closed 19 units and transferred ownership of 11 restaurants to the Company.

          COSTS AND EXPENSES. Restaurant food and paper costs decreased to 32.3% in 1997 compared with 34.3% in 1996. The decrease was attributable primarily to various cost reduction actions taken during 1997 and the second half of 1996. Management's efforts to improve food and paper costs by implementing tighter operational controls was supplemented by cost of sales reductions realized by cooperating with CKE Restaurants, Inc. and Checkers to leverage the purchasing power of the three entities to negotiate improved terms for their respective contracts with suppliers.

          Restaurant labor costs, which include restaurant employees' salaries, wages, benefits, bonuses and related taxes totaled $41.5 million or 29.8% of restaurant sales for 1997 compared with $48.6 million or 31.1% for 1996. The improvement is primarily attributable to reductions in management and crew labor that resulted from implemented changes in staffing levels and labor deployment.

          Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance totaled $6.5 million or 4.7% of restaurant sales in 1997 compared with $7.1 million or 4.5% in 1996. Restaurant occupancy expense increased as a percentage of restaurant sales due primarily to the decline in average restaurant sales relative to the fixed and semi-variable nature of these expenses.

          Restaurant depreciation and amortization decreased to $7.1 million in 1997 as compared with $7.7 million for the prior year. The decrease was primarily due to a segregation of the expense associated with the CKE-operated properties into owner depreciation and amortization as of July 1, 1996 and certain assets becoming fully depreciated during 1997.

          Other restaurant operating expenses include all other restaurant level operating expenses other than food and paper costs, labor and benefits, rent and other occupancy costs and specifically includes utilities, maintenance and other costs. These expenses totaled $12.8 million or 9.2% of restaurant sales in 1997 compared with $14.9 million or 9.5% in 1996.

          Advertising expense increased approximately $2.5 million to 7.4% of restaurant sales for 1997 compared with 5.0% for 1996. During the first quarter of 1997, Rally's initiated a new campaign that made greater use of television advertising than in previous years which contributed to the increased cost. Media expenditures were curtailed during the fourth quarter of 1996 as management worked with the new advertising agency on new creative and brand positioning.

          Owner depreciation was $627,000 in 1997 compared to $400,000 in 1996.

          General and administrative expenses decreased $1.0 million in 1997 due primarily to reductions in the corporate and field operations staff and lower levels of bad debt expense, partially offset by higher legal fees.

          During the fourth quarter of 1997, Rally's recorded loss on investment in affiliate of $720,000 based upon its share of the losses of Checkers for December 1997 and the amortization of related goodwill.

          INTEREST EXPENSE. Interest expense decreased 13.8% to approximately $7.4 million for 1997 as compared to $8.6 million for 1996 primarily due to the early extinguishment of debt during the fourth quarter of 1996.

          INTEREST INCOME. Interest income was higher for 1997 as compared to 1996 due to increases in the average daily invested amounts.

          INCOME TAX. The Company's 1997 tax provision was approximately $455,000 representing estimated state taxes versus a prior year net tax provision of $675,000 (obtained by netting the tax benefit line with the tax expense of $1.4 million which has been netted against the extraordinary gain). Of the prior year net amount, $575,000 related to state taxes expected to be payable and $100,000 related to reduction of an IRS receivable for a NOL carryback to 1987, 1988 and 1989.

LIQUIDITY AND CAPITAL RESOURCES

          Rally's cash flow from operating activity was approximately $2.5 million for 1998 compared with approximately $8.3 million for 1997. The notable decrease in 1998 from 1997 resulted primarily from decreased balances in accounts payable and accrued liabilities compared to the prior year.

          Capital expenditures of approximately $2.3 million for 1998 were funded primarily through cash flow from operations. Approximately $848,000 of these expenditures were for the construction or conversion of new stores in 1998. Additionally, in 1998, $692,000 was spent to add dining rooms to four test units. Remaining capital expenditures in 1998 of $760,000 were primarily for the purchase and installation of certain replacement equipment.

          In January 1996, Rally's repurchased approximately $22 million face value of its 9 7/8% Senior Notes due in the year 2000. The Senior Notes were purchased from GIANT GROUP, LTD. ("GIANT") at a price of $678.75 per $1,000 principal amount, representing the market closing price on the last business day prior to the repurchase date. Prior to the Senior Notes repurchases, the Company's Board of Directors had received an independent opinion from an investment banking firm as to the fairness of the transactions. Additionally, during the fourth quarter of 1996, Rally's repurchased approximately $4.7 million face value of the Senior Notes from various other bondholders for approximately $4.5 million in cash.

          During 1998 and prior to December 18, 1998, Rally's repurchased on the open market approximately $1.7 million face value of its Senior Notes at an average price of $887.90 per $1,000 principal amount. During the third quarter of 1998, the Company completed the required mandatory sinking fund payment due June 15, 1999 calculated to retire 33 1/3% in aggregate original principal amount of the Senior Notes.

          On December 18, 1998, Rally's entered into a $4.3 million mortgage transaction with FFCA Acquisition Corporation pursuant to which eight fee-owned properties were mortgaged. The terms of the transaction include a stated interest rate of 9.5% on the unpaid balance over a 20 year term with monthly payments totaling approximately $40,000. Rally's is required to utilize the entire net proceeds to reduce the Senior Notes. Purchases on the open market were initiated immediately after the mortgage was finalized and will be completed as they become available on the open market. As of March 5, 1999, the Company had utilized $2.7 million of the proceeds to repurchase $3.1 million face value of the Senior Notes.

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

          On July 1, 1996, Rally's entered into a ten-year operating agreement with Carl Karcher Enterprises, Inc., a subsidiary of CKE Restaurants, Inc. (collectively referred to as "CKE"). Pursuant to the agreement, 27 (2 of which have been converted to a Carl's Jr. format) Rally's-owned restaurants located in California and Arizona are being operated by CKE. The Company retains ownership in the restaurants and receives from CKE a percentage of gross revenues referred to in the financial statements as owner fee income. This income is offset by the Company's segregated ownership costs related to these units, referred to as owner depreciation in the financial statements and consists primarily of noncash expenses of depreciation and amortization. The agreement has improved cash flow, generating approximately $714,000 in 1998 and $790,000 in 1997.

          Rally's completed its shareholder rights offering on September 20, 1996. The offering raised over $10.8 million in gross proceeds, offset by legal and other issuance costs of approximately $437,000. In addition to the approximate $10.8 million of gross proceeds provided by the offering, the warrants, if exercised, would provide approximately $10.8 million for the Company's future growth. The proceeds from the offering were used in 1997 to retire debt of approximately $4.5 million and the remainder was used primarily in 1997 for new store construction, refurbishment of some existing restaurants and for other general corporate purposes.

          On October 21, 1996, Rally's was notified by the indenture trustee that the noteholder consent it had been soliciting had been approved by the required majority of the holders of record of its 9 7/8% Senior Notes due 2000. The consent will allow two of the Company's current stockholders, CKE and Fidelity National Financial, Inc. and/or their affiliates, to acquire 35% or more of the outstanding shares of the Company's common stock without triggering "Change in control" provisions requiring Rally's to offer to purchase the Senior Notes at 101% of their face value. This gives Rally's greater flexibility to raise capital in the future, and it gives two of its largest stockholders the ability to increase their investment in the Company.

          On December 1, 1998, the Company entered into two lease agreements, which have been recorded as capital lease obligations, with Granite Financial Inc., a wholly owned subsidiary of Fidelity, whereby the Company leased security equipment for its restaurants costing $627,000. The first lease agreement is payable monthly at $9,689, including effective interest at 11.35%. The second lease is payable monthly at $11,097, including effective interest at 12.39% and both have terms of 3 years.

          On December 20, 1996, Rally's issued warrants (the "Warrants") to purchase an aggregate of 1,500,000 restricted shares of its Common Stock to CKE and Fidelity National Financial, Inc. The Warrants have a three-year term and became exercisable on December 20, 1997. The exercise price is $4.375 per share, the closing price of the Common Stock on December 20, 1996. The underlying shares of Common Stock have not been registered with the Securities and Exchange Commission and, therefore, are not freely tradable. If exercised, the Warrants would provide approximately $6.6 million in additional capital to Rally's. See
Note 4 to the accompanying consolidated financial statements for further discussion.

          Management has plans in place to improve profitability and cash flows from operations. The Company believes existing cash balances and cash flow from operations should be sufficient to fund its current operations and obligations for the remainder of fiscal year 1999. The ability of the Company to satisfy its obligations under the Senior Notes, however, continues to be dependent upon, among other factors, the Company successfully increasing revenues and profits. In addition, the Company is evaluating other alternatives for the repayment and refinancing of the Senior Notes. If the Company is unable to refinance the debt in full, management of the Company is evaluating a series of sale-leaseback transactions and the possibility of selling company-owned stores in certain markets to existing and potentially new franchisees. Management also anticipates that further debt reductions may also be accomplished by completing a private placement of preferred or common stock during the twelve months preceding the maturity date of the Senior Notes. There can be no assurance that the Company will be able to satisfy the entire principal balance of the Senior Notes on the maturity date of June 15, 2000.

YEAR 2000

          The Year 2000 problem arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of "19". Pursuant to the terms of the Management Services Agreement that exists between Rally's and Checkers, the information technology department of Checkers has completed an assessment of all known internal Information Technology (IT) systems of Rally's and Checkers to document the state of readiness.

          Administrative services such as accounting and payroll are provided to Rally's by Checkers. Checkers utilizes accounting software packages such as Lawson (general ledger/accounts payable) and Cyborg (payroll) that require periodic upgrades to benefit from the latest modifications to the programs. Typically, all releases of such upgrades must be implemented, eliminating a company's ability to move directly to the most recent release. During 1998, Checkers successfully implemented all required releases of both Lawson and Cyborg that preceded the Year 2000 compliant release. The consulting and training required for the next Lawson and Cyborg upgrades are underway with targeted implementation dates during the second quarter of 1999 at a total cost to Rally's of approximately $50,000. Costs of replacing certain desktop computers and other required modifications at the corporate office are not expected to exceed $70,000. Pursuant to the Management Services Agreement that exists between Rally's and Checkers, the costs of compliance of shared corporate office systems are allocated between the two companies.

          An assessment of the computer systems utilized at the store level has also been completed. While the cash registers that are used for each transaction are Year 2000 compliant, the back-office computer and related software is not. The back-office computer is utilized for capturing and controlling such items as payroll and food cost and is required to sustain communication of this and other data to the corporate office. The Company has scheduled the purchase of new computer systems and the installation of the software currently utilized by the Checkers restaurants. Final testing of this software will be complete during the first quarter of 1999 and completion of the rollout is expected by August 31, 1999. The estimated cost of the project is approximately $500,000.

          Rally's is continuing to identify third parties that must be Year 2000 compliant to ensure the continued success of our operations. Letters have been drafted to send to companies that provide financial services, utilities, inventory preparation and distribution and other key services. This communication will be initiated during the first quarter of 1999. Rally's has not been notified of any anticipated Year 2000 related failures by these third parties but it can not be assured that all such entities will be operable on January 1, 2000.

          Although the Company's systems are not currently fully Year 2000 compliant, management feels that risk in this area is minimal. The most significant exposure exists in the planned rollout of a back-office computer system at the store level. Failure to complete this project in a timely manner would require the temporary installation of a manual payroll system at the store level and the food cost controls that are provided by the current and proposed systems would be lost resulting in higher cost of sales. As the cash registers would remain operable, the Company's restaurants would remain open for business.

          If Checkers is unable to implement the upgrade to the payroll system, Rally's would be able to utilize a third party to process payroll at a cost of approximately $125,000 per year. Contingency plans related to the accounting software package are still under development.

ITEM 7A.  QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKETS RISK.

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

          THE COMPANY MAY ALSO BE NEGATIVELY IMPACTED BY OTHER FACTORS COMMON TO THE RESTAURANT INDUSTRY SUCH AS CHANGES IN CONSUMER TASTES AWAY FROM RED MEAT AND FRIED FOODS; INCREASES IN THE COSTS OF FOOD, PAPER, LABOR, HEALTH CARE, WORKERS' COMPENSATION OR ENERGY; AN INADEQUATE NUMBER OF HOURLY PAID EMPLOYEES; AND/OR DECREASES IN THE AVAILABILITY OF AFFORDABLE CAPITAL RESOURCES. OTHER FACTORS WHICH MAY NEGATIVELY IMPACT THE COMPANY INCLUDE, AMONG OTHERS, GENERAL ECONOMIC AND BUSINESS CONDITIONS; AVAILABILITY, LOCATIONS, AND TERMS OF SITES FOR RESTAURANT DEVELOPMENT; CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS; QUALITY OF MANAGEMENT; AVAILABILITY, TERMS AND DEPLOYMENT OF CAPITAL; THE RESULTS OF FINANCING EFFORTS; BUSINESS ABILITIES AND JUDGEMENT OF PERSONNEL; AVAILABILITY OF QUALIFIED PERSONNEL; CHANGES IN, OR FAILURE TO COMPLY WITH, GOVERNMENT REGULATIONS; IMPACT OF YEAR 2000; CONTINUED NASDAQ LISTING; WEATHER CONDITIONS; CONSTRUCTION SCHEDULES AND OTHER FACTORS REFERENCED IN THIS FORM 10-K.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(1) FINANCIAL STATEMENTS. The Company's Financial Statements included in Item 8 hereof, as required, consist of the following:

                                                                                     PAGE
                                                                                     ----
      Independent Auditors' Reports                                                   21
      Consolidated balance sheets - December 28, 1998 and December 28, 1997           23
      Consolidated statements of operations and comprehensive income -
         Years ended  December 28, 1998, December 28, 1997 and December 29, 1996      25
      Consolidated statements of stockholders' equity -
         Years ended December 28, 1998,  December 28, 1997 and December 29, 1996      26
      Consolidated statements of cash flows -
         Years ended December 28, 1998, December 28, 1997 and December 29, 1996       27
      Notes to consolidated financial statements -
         Years ended December 28, 1998, December 28, 1997 and December 29, 1996       28

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Rally's Hamburgers, Inc.:

          We have audited the consolidated balance sheet of Rally's Hamburgers, Inc. and subsidiaries as of December 28, 1998 and the related consolidated statement of operations and comprehensive income, shareholders' equity and cash flows for the year ended December 28, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

          We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rally's Hamburgers, Inc. and subsidiaries as of December 28, 1998 and the results of their operations and their cash flows for the year ended December 28, 1998, in conformity with generally accepted accounting principles.

/s/ KPMG LLP
Tampa, Florida
February 26, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Rally's Hamburgers, Inc.:

     We have audited the accompanying consolidated balance sheet of Rally's Hamburgers, Inc. (a Delaware corporation) and subsidiaries as of December 28, 1997 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the two fiscal years in the period ended December 28, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Checkers Drive-In Restaurants, Inc. (Checkers), the investment in which is reflected in the accompanying financial statements using the equity method of accounting. The investment in Checkers represents 19 percent of the Company's total assets as of December 28, 1997, and the equity in its net loss represents 16 percent of the Company's 1997 net loss. The statements of Checkers were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Checkers, is based solely on the report of the other auditors.

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

     In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Rally's Hamburgers, Inc. and subsidiaries as of December 28, 1997, and the results of their operations and their cash flows for each of the two fiscal years in the period ended December 28, 1997, in conformity with generally accepted accounting principles.

                                                         /s/ ARTHUR ANDERSEN LLP

Louisville, Kentucky
February 27, 1998

                            RALLY'S HAMBURGERS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                     ASSETS
                                                                                DECEMBER 28,    DECEMBER 28,
                                                                                    1998            1997
                                                                                -----------     ------------
CURRENT ASSETS:
Cash and cash equivalents                                                         $  4,601         4,008
Restricted cash                                                                      1,880         1,380
Investments                                                                             47           446
Accounts receivable, net                                                             2,597         1,949
Notes receivable, net                                                                  153          --
Inventory                                                                            1,017         1,052
Prepaid expenses and other current assets                                              310         1,057
Property and equipment held for sale                                                 1,131         1,076
                                                                                  --------      --------
    Total current assets                                                            11,736        10,968


Property and equipment, net                                                         61,914        68,067
Investment in affiliate, net of accumulated amortization                            23,001        24,988
Notes receivable, net                                                                  375           872
Goodwill, net of accumulated amortization of $3,062 and $2,811, respectively         8,477         9,913
Reacquired franchise and territory rights, net of accumulated amortization
    of $4,129 and $2,991, respectively                                              11,620        12,758
Other intangibles, net of accumulated amortization of $1,470 and $2,894,
    respectively                                                                     3,783         4,334
Other assets, net of accumulated amortization of $285 and $1,400,
    respectively                                                                     2,400         2,397
                                                                                  --------      --------
                                                                                  $123,306      $134,297
                                                                                  ========      ========

See Notes to Consolidated Financial Statements

                            RALLY'S HAMBURGERS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                             DECEMBER 28,    DECEMBER 28,
                                                                                 1998            1997
                                                                              ---------       ---------
CURRENT LIABILITIES:

Accounts payable                                                              $   3,686       $   7,076
Accrued wages, salaries and benefits                                              1,825           2,262
Reserves for restaurant relocations and abandoned sites                           3,148           1,665
Accrued liabilities                                                               5,716           8,596
Current maturities of long-term debt and obligations under capital lease          1,490           1,194
                                                                              ---------       ---------
    Total current liabilities                                                    15,865          20,793

Senior notes, net of discount of $59 and $321, respectively                      55,768          58,005
Long-term debt, less current maturities                                           7,819           4,017
Obligations under capital lease, less current maturities                          5,230           5,228
Long-term reserves for restaurant relocations and adandoned sites                 2,275           3,655
Other noncurrent liabilities                                                      1,830           1,086
                                                                              ---------       ---------

    Total liabilities                                                            88,787          92,784

STOCKHOLDERS' EQUITY:
 Preferred Stock, $.10 par value, authorized 5,000,000 shares,
     issued, none at December 28, 1998 and 45,667 at December 28, 1997             --                 5
Common stock, $.10 par value, authorized 50,000,000 shares, issued
    29,608,688 at December 28, 1998 and 24,836,900 at December 28, 1997           2,961           2,484
Additional paid-in capital                                                       97,346          97,277
Retained deficit                                                                (63,680)        (56,145)
                                                                              ---------       ---------
                                                                                 36,627          43,621
Less treasury stock, at cost, 273,445 shares                                     (2,108)         (2,108)
                                                                              ---------       ---------
    Net stockholders' equity                                                     34,519          41,513
                                                                              ---------       ---------
                                                                              $ 123,306       $ 134,297
                                                                              =========       =========

See Notes to Consolidated Financial Statements


                            RALLY'S HAMBURGERS, INC.
                                AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        FISCAL YEAR ENDED
                                                          ---------------------------------------------
                                                          DECEMBER 28,     DECEMBER 28,    DECEMBER 29,
                                                               1998            1997            1996
                                                          ------------    ------------     ------------
REVENUES:
Restaurant sales                                            $ 139,602       $ 139,348       $ 156,445
Franchise revenues and fees                                     4,636           4,838           5,867
Owner fee income                                                  714             744             440
                                                            ---------       ---------       ---------
Total revenues                                              $ 144,952       $ 144,930       $ 162,752
                                                            ---------       ---------       ---------
COSTS AND EXPENSES:
Restaurant food and paper costs                                44,352          44,997          53,712
Restaurant labor costs                                         42,570          41,464          48,634
Restaurant occupancy expense                                    7,333           6,487           7,093
Restaurant depreciation and amortization                        7,234           7,069           7,744
Other restaurant operating expense                             12,293          12,782          14,871
Advertising expense                                             9,853          10,255           7,767
Owner depreciation                                                647             627             400
Other depreciation and amortization                             2,503           2,623           2,338
General and administrative expenses                            13,404          15,125          16,132
Impairment of long-lived assets                                 1,727            --               824
Losses on assets to be disposed of                              1,635             158            (804)
                                                            ---------       ---------       ---------
    Total costs and expenses                                $ 143,551       $ 141,587       $ 158,711
                                                            ---------       ---------       ---------
    Operating income                                            1,401           3,343           4,041
                                                            ---------       ---------       ---------
OTHER INCOME (EXPENSE):
Interest income                                                   480             750             614
Loss on investment in affiliate                                (2,019)           (720)           --
Interest expense                                               (7,145)         (7,434)         (8,622)
                                                            ---------       ---------       ---------
        Loss before income tax expense                         (7,283)         (4,061)         (3,967)
Income tax expense (benefit)                                      252             455            (675)
                                                            ---------       ---------       ---------
        Net loss before extraordinary item                  $  (7,535)      $  (4,516)      $  (3,292)
Extraordinary item (net of tax expense of $1,350)                --              --         $   5,280
                                                            ---------       ---------       ---------
        Net (loss) income                                   $  (7,535)      $  (4,516)      $   1,988
                                                            =========       =========       =========
        Comprehensive (loss) income                         $  (7,535)      $  (4,516)      $   1,988
                                                            =========       =========       =========
Net loss per share before extraordinary item                $   (0.28)      $   (0.22)      $   (0.19)
Extraordinary item                                               --              --         $    0.31
                                                            =========       =========       =========
Net (loss) income per common share (basic and diluted)      $   (0.28)      $   (0.22)      $    0.12
                                                            =========       =========       =========

Weighted average number of common shares outstanding
        (basic and diluted)                                    27,170          20,709          17,007
                                                            =========       =========       =========

See Notes to Consolidated Financial Statement


                            RALLY'S HAMBURGERS, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                                                                     ADDITIONAL     RETAINED
                                              COMMON    PREFERRED      TREASURY       PAID-IN        EARNINGS        TOTAL
                                               STOCK      STOCK          STOCK        CAPITAL       (DEFICIT)        EQUITY
                                              ------      -------       -------       --------       --------       --------
Balances at December 31, 1995                 $1,593     $   --         $(2,108)      $ 60,804       $(53,617)      $  6,672

Issuance of common stock                           3         --            --               74           --               77
Shareholders rights offering                     483         --            --            9,975           --           10,458
Compensatory stock options and
    warrants                                    --           --            --              170           --              170
Net income                                                                                              1,988          1,988
                                              ------      -------       -------       --------       --------       --------
Balances at December 29, 1996                  2,079         --          (2,108)        71,023        (51,629)        19,365

Issuance of common stock                          14         --            --              264           --              278
Compensatory stock options and
    warrants                                    --           --            --              957           --              957
Issuance of common stock and
    preferred to acquire investment
    in affiliate                                 391            5          --           25,033           --           25,429
Net loss                                        --           --            --             --           (4,516)        (4,516)
                                              ------      -------       -------       --------       --------       --------
Balances at December 28, 1997                  2,484            5        (2,108)        97,277        (56,145)        41,513

Exercise of 49,080 employee stock
    options, net of $2 issuance costs              4         --            --               83           --               87
Issuance of 156,008 shares of
    common stock in settlement
    of litigation, net of $10 issance costs       16         --            --              349           --              365
Conversion of preferred shares to
    common stock                                 457           (5)         --             (452)          --             --
Other equity funding, net                       --           --            --               89           --               89
Net loss                                        --           --            --             --           (7,535)        (7,535)
                                              ------      -------       -------       --------       --------       --------
Balances at December 28, 1998                 $2,961      $  --         $(2,108)      $ 97,346       $(63,680)      $ 34,519
                                              ======      =======       =======       ========       ========       ========

See Notes to Consolidated Financial Statements

                            RALLY'S HAMBURGERS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                    FISCAL YEARS ENDED
                                                                         -------------------------------------------
                                                                         DECEMBER 28,    DECEMBER 28,   DECEMBER 29,
                                                                             1998            1997           1996
                                                                         ------------    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                         $ (7,535)      $ (4,516)      $  1,988
Adjustments to reconcile net (loss) earnings to net cash
  provided by operating activities:
    Depreciation and amortization                                           10,386         10,319         10,482
    Impairment of long-lived assets                                          1,727           --              824
    Provisions for losses on assets to be disposed of                        1,635            158           (804)
    Gain on bond repurchase                                                   (163)          --           (6,630)
    Amortization of bond costs and discounts                                   390            398            395
    Provisions for (recovery of) bad debt                                      593           (392)           968
    Warrant expense                                                           --              940             20
    Loss, net of amortization, on investment in affiliate                    2,019            720           --
    Loss on disposal of property & equipment                                   211          1,025           --
Changes in assets and liabilities:
    Increase in accounts receivable                                         (1,635)          (331)          (306)
    Decrease in notes receivable                                               219            256            312
    Decrease (increase) in inventory                                            86           (196)           262
    Decrease (increase) in prepaid expenses and other current assets           979           (613)           (34)
    Decrease (increase) in other assets                                         45            221           (121)
    (Decrease) increase in accounts payable                                 (3,390)         1,081         (3,889)
    Decrease in accrued liabilities                                         (3,082)          (793)        (2,807)
                                                                          --------       --------       --------
    Net cash provided by operating activities                             $  2,485       $  8,277       $    660
                                                                          --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                        (2,290)        (6,845)        (2,306)
Acquisitions of restaurants                                                   (855)        (2,172)          --
Decrease in investments                                                        399          1,512          2,975
Proceeds from sale of property and equipment                                   615          1,872          4,392
Cash paid for additional investment in affiliates                              (32)          --             --
                                                                          --------       --------       --------
    Net cash (used in) provided by investing activities                   $ (2,163)      $ (5,633)      $  5,061
                                                                          --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase) decrease in restricted cash                                        (500)           269           (966)
Repayments of senior notes                                                  (2,168)          --          (19,612)
Proceeds from issuance of long-term debt                                     4,300           --             --
Deferred loan costs incurred                                                  (290)          --             --
Principal payments on long-term debt                                        (1,247)        (1,488)        (2,204)
Net proceeds from issuance of common stock                                      87            298         10,535
Other equity funding                                                            89           --             --
                                                                          --------       --------       --------
    Net cash provided by (used in) financing activities                   $    271       $   (921)      $(12,247)
                                                                          --------       --------       --------
    Net increase (decrease) in cash                                            593          1,723         (6,526)
CASH AT BEGINNING OF PERIOD                                                  4,008          2,285          8,811
                                                                          --------       --------       --------
CASH AT END OF PERIOD                                                     $  4,601       $  4,008       $  2,285
                                                                          ========       ========       ========

See Notes to Consolidate Financial Statements

                    RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) FINANCIAL STATEMENT PRESENTATION AND ORGANIZATION - The accompanying consolidated financial statements include Rally's Hamburgers, Inc. and its wholly-owned subsidiaries. Rally's Hamburgers, Inc. and its subsidiaries are collectively referred to herein as the context requires as "Rally's" or the "Company". The investment in affiliate, which is owned more than 20% and less than 50% represents an investment in Checkers Drive-In Restaurants, Inc. ("Checkers") and is recorded on the equity method (see Note 2). All significant intercompany accounts and transactions have been eliminated.

          As of December 29, 1997 the Company changed from a fiscal year ending on the Sunday closest to December 31st to a fiscal year ending on the Monday closest to December 31st. This resulted in an extra day in fiscal 1998. The Company also changed its quarterly reporting periods from four 13-week quarters to three 12-week quarters and a 16-week fourth quarter.

          Rally's is one of the largest double drive-thru restaurant chains in the United States. At December 28, 1998, the Company's system included 475 restaurants in 18 states, primarily in the Midwest and the Sunbelt, comprised of 226 Company-owned and operated, 223 franchised and 26 Company-owned restaurants in Western markets which are operated as Rally's restaurants by CKE Restaurants, Inc. ("CKE"), a significant shareholder of the Company, under an operating agreement which began in July 1996. Two additional Company-owned stores covered by the operating agreement have been converted to the Carl's Jr. format and are not included in the above store count. The Company's restaurants offer high quality fast food. The Company serves the drive-thru and take-out segments of the quick-service restaurant industry. The Company opened its first restaurant in January 1985 and began offering franchises in November 1986.

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

b) REVENUE RECOGNITION - The Company recognizes franchise fees as income on the date a restaurant is opened, at which time the Company has performed its obligations relating to such fees. Area development fees are generated from the awarding of exclusive rights to develop, own and operate Rally's restaurants in certain geographic areas pursuant to an Area Development Agreement. Such fees are recognized as income on a pro rata basis as the restaurants are opened or upon the cancellation or expiration of an Area Development Agreement. Both franchise fees and area development fees are non-refundable. The Company also receives royalty fees from franchisees in the amount of 4% of each franchised restaurant's gross revenues, as defined in the Franchise Agreement. Royalty fees are recognized as earned.

c) RECEIVABLES - Receivables consist primarily of royalties and notes due from franchisees and advances to Rally's National Advertising Fund. A rollforward of the allowances for doubtful receivables is as follows:

                                                      ADDITIONS
                                                ----------------------
                                 BALANCE AT     CHARGED TO   CHARGED TO
                                 BEGINNING      COSTS AND      OTHER                    BALANCE AT
            DESCRIPTION             YEAR        EXPENSES      ACCOUNTS     DEDUCTIONS   END OF YEAR
----------------------------     ----------     ---------    ----------    ----------   -----------
Year Ended December 29, 1996
   Accounts receivable            $ 1,375       $   751       $   (81)      $   339       $ 1,706
   Notes receivable                   542           200            81           (30)          853
                                  -------       -------       -------       -------       -------
                                  $ 1,917       $   951       $     0       $   309       $ 2,559
                                  =======       =======       =======       =======       =======
Year Ended December 28, 1997
   Accounts receivable            $ 1,706       $  (180)      $  (153)      $   942       $   431
   Notes receivable                   853          (212)          148           558           231
                                  -------       -------       -------       -------       -------
                                  $ 2,559       $  (392)      $    (5)      $ 1,500       $   662
                                  =======       =======       =======       =======       =======
Year Ended December 28, 1998
   Accounts receivable            $   431       $   471       $     0       $   259       $   643
   Notes receivable                   231            95             0             0           326
                                  -------       -------       -------       -------       -------
                                  $   662       $   566       $     0       $   259       $   969
                                  =======       =======       =======       =======       =======


d) PROPERTY AND EQUIPMENT - Property and equipment are depreciated using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The estimated useful lives for financial reporting purposes are the shorter of 20 years or the lease life plus available renewal options for buildings and property held under capital leases, eight years for furniture and equipment, five years for software and computer systems and the life of the lease for leasehold improvements. Expenditures for major renewals and betterments are capitalized while expenditures for maintenance and repairs are expensed as incurred. Property and equipment held for sale includes various excess restaurant facilities and land. The aggregate carrying value of property and equipment held for sale is periodically reviewed and adjusted downward to market value, when appropriate.

e) INVENTORY - Inventory is valued at latest invoice cost which approximates the lower of first-in, first-out cost or market.

f) CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. Restricted Cash consists of cash on deposit with various financial institutions as collateral to support the Company's obligations to certain states for potential workers' compensation claims. This cash is not available for the Company's use until such time that the respective states permit its release. Cash equivalents at December 28, 1997 and December 28, 1998 were approximately $2.3 million and $1.5 million, respectively.

g) INVESTMENTS - All of the Company's investment securities are deemed as "available-for-sale" under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, investments are reported at fair value with unrealized holding gains and losses, excluding those losses considered to be other than temporary, reported as a net amount in a separate component of shareholders' equity. Provisions for declines in market value are made for losses considered to be other than temporary. Realized gains or losses from the sale of investments are based on the specific identification method. No unrealized gains or losses were recorded for any period presented, due to the quoted market prices of the Company's investments approximating the cost. Investments consisted of mortgage-backed securities at December 28, 1998 and December 28, 1997 of $47,000 and $446,000, respectively.

h)        SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                 FISCAL YEAR ENDED
                                    -------------------------------------------
                                    DECEMBER 28,    DECEMBER 28,    DECEMBER 29,
                                        1998             1997           1996
                                    ------------    ------------    ------------
Interest paid                          $6,714         $7,013           $8,639
Income taxes paid                      $  222         $  545           $  983
Capital lease obligations incurred     $  627         $  386           $  111

          On December 18, 1997 Rally's acquired approximately 26.33% of the outstanding common stock of Checkers in exchange for common and preferred stock Rally's valued at $25.4 million (see Note 2).

          On April 24, 1998, the Company acquired two restaurants in settlement of litigation with a former franchisee (see Note 2). On July 9, 1997, the Company acquired from Arkansas Investment Group, Inc., substantially all the operating assets employed in the franchisee Rally's restaurants (see Note 2). These acquisitions were recorded as follows:


                                                  FISCAL YEAR ENDED
                                     -------------------------------------------
                                     DECEMBER 28,   DECEMBER 28,   DECEMBER 29,
                                         1998           1997           1996
                                     ------------   ------------   ------------

Fair value of assets acquired            $ 949        $ 2,800        $  --
Issuance of common stock                  (375)          --             --
Issuance of note payable                  (420)          --             --
Utilization of bad debt and other
    reserves previously established        975           --             --
Cash paid                                 (855)        (2,200)          --
                                         -----        -------        -----
Receivables forgiven                     $ 274        $   600        $  --
                                         -----        -------        -----


          The Company recorded in 1996 approximately $547,000 in notes receivable primarily as the result of the sale of five of its restaurants in Montgomery, Alabama.

          During fiscal 1996, 1997, and 1998, the Company accepted notes due within two to five years, bearing interest at rates up to 12%, as previously specified in the underlying franchise agreements in exchange for certain receivables from franchisees in the aggregate amount of approximately $340,000 for 1996, approximately $493,000 for 1997, and approximately $30,000 for 1998.

i) EARNINGS (LOSS) PER COMMON SHARE - Basic earnings (loss) per common share is calculated based upon the Company's reported income and the weighted average common shares outstanding of 27,170, 20,709 and 17,007 for fiscal years 1998, 1997 and 1996, respectively. The income and average shares outstanding for purposes of the computation of diluted earnings per share are the same as for the computation of basic earnings per share. Potentially dilutive convertible preferred stock, common stock warrants and common stock options have no effect as they are anti-dilutive for all periods presented.

j) STOCK OPTIONS - The Company utilizes the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation".

k) IMPAIRMENT OF LONG-LIVED ASSETS - The Company accounts for long-lived assets under the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121) which requires the write-down of certain intangibles and tangible property associated with under performing sites. In applying SFAS No. 121 the Company reviewed all stores that recorded losses in the applicable fiscal years and performed a discounted cash flow analysis where indicated for each store based upon such results projected over a ten or fifteen year period. This period of time was selected based upon the lease term and the age of the building, which the Company believes is appropriate based upon its limited operating history and the estimated useful life of its restaurants. Impairments were recorded to adjust the asset values to the amount recoverable under the discounted cash flow analysis in the cases where the undiscounted cash flows were not sufficient for full asset recovery, in accordance with SFAS No. 121. The effect of applying SFAS No. 121 resulted in a reduction of property and equipment and goodwill of $1.7 million in 1998, $-0- in 1997 and $824,000 in 1996.

l) INCOME TAXES - The Company accounts for income taxes under the asset or liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

m) DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS - The balance sheets as of December 28, 1998 and December 28, 1997, reflect the fair value amounts which have been determined, using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

          Cash and cash equivalents, receivables - Due to the short maturity of these items, the carrying amounts are a reasonable estimate of their fair value.

          Investments and Senior Notes - The fair values of investments and Senior Notes are based upon quoted market prices. At December 28, 1998 the carrying value and fair value of Senior Notes was $55.8 million and $44.4 million, respectively. At December 28, 1997, the carrying value and fair value of Senior Notes was $58.0 million and $55.2 million, respectively.

          Long-term debt - The fair value of long-term debt approximates the carrying value due to all significant amounts bearing interest at rates which are variable or approximate a rate estimated to be available currently.

n) GOODWILL, REACQUIRED FRANCHISE RIGHTS, OTHER INTANGIBLES AND OTHER ASSETS - Goodwill, reacquired franchise and territory rights, other intangibles and other assets are being amortized using the straight-line method over the following periods:

                                                     AMORTIZATION
                                                        PERIOD
                                                     ------------
     Goodwill                                          5-25 years
     Reacquired franchise and territory rights         5-20 years
     Other intangibles                                 3-25 years
     Other assets                                      3-25 years


          Subsequent to the intangibles' acquisition, the Company evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill and other intangibles may warrant revision or that the remaining balance of goodwill and other intangibles may not be recoverable. When factors indicate that goodwill or other intangibles should be evaluated for possible impairment, the Company utilizes the procedures as set forth in SFAS No 121.

o) OWNER FEE INCOME AND DEPRECIATION - Revenue received as a result of the operating agreement with CKE is referred to as Owner fee income in the accompanying consolidated financial statements. Depreciation expenses related to the ongoing investment in the CKE-operated restaurants are referred to as Owner depreciation in the accompanying consolidated financial statements.

p) ADVERTISING COSTS - It is the Company's policy to expense advertising costs as incurred.

q) RECLASSIFICATIONS - Certain items in the 1997 and 1996 financial statement have been reclassified to conform with the 1998 presentation.

NOTE 2:   ACQUISITIONS

          On July 9, 1997, the Company acquired from Arkansas Investment Group, Inc. ("AIGI") substantially all the operating assets employed in the operation of AIGI's franchised Rally's restaurants for approximately $2.8 million. The cash disbursed in payment of the purchase price was reduced by certain amounts owed by AIGI to the Company. Actual cash disbursed was approximately $2.2 million. In addition, the Company assumed five of AIGI's ground lease obligations, five of its ground and building lease obligations, and entered into three additional ground leases. AIGI owned and operated a total of ten Rally's restaurants in the Little Rock, Arkansas market. The acquisition of the AIGI operating assets was accounted for as a purchase. The Company believes that the $2.8 million represents the fair value of the acquired assets. The impact on operations of this acquisition was not significant for any of the periods presented, and therefore, proforma amounts are not presented giving effect to this acquisition.

          On December 18, 1997, the Company acquired approximately 19.1 million shares of the common stock, $0.001 par value per share, of Checkers, pursuant to that certain Exchange Agreement, dated as of December 8, 1997 (the "Exchange Agreement"), between Rally's, CKE, Fidelity National Financial, Inc. ("Fidelity"), GIANT GROUP, LTD. ("GIANT") and the other parties named in the Exchange Agreement. CKE, Fidelity and GIANT beneficially owned 5,278,015 shares, 2,759,788 shares and 3,136,849 shares, respectively, of Rally's common stock prior to the consummation of the Exchange Agreement, approximately 23.9%, 12.7% and 15.2% of the then outstanding shares of Rally's common stock. In addition, Terry Christensen, William Foley, II, David Gotterer, Andrew Puzder, Burt Sugarman and C. Thomas Thompson, who are Directors of Rally's, were parties to the Exchange Agreement. Mary Hart Sugarman, AJ Sugarman and Al Sugarman, who also participated in the exchange, are related to Burt Sugarman. In consideration of the acquisition of the Checkers shares, Rally's issued 3,909,336 shares of its common stock, $.10 par value per share, and 45,667 shares of its Series A Participating Preferred Stock, $.10 par value per share with a combined value of $25.4 million. The Rally's preferred stock was converted into 4,566,700 shares of Rally's common stock after approval of such conversion by Rally's stockholders. The exchange ratio used to determine the number of shares of Rally's common stock (including the shares to be issued upon conversion of the Rally's preferred stock) issued pursuant to the Exchange Agreement was based upon the average closing price of the Checkers common stock and the Rally's common stock for the five trading days preceding the public announcement of the proposed exchange on September 19, 1997. This stock acquisition was accounted for as a long term asset under "Investment in affiliate" using the equity method of accounting with an initial investment value of $25.4 million, based upon the market value of the Rally's common shares issued and issuable upon conversion of the Rally's preferred stock issued. This investment represented a 26.33% interest in Checkers and was recorded with an initial investment of $13.2 million and a goodwill (excess of purchase price over fair value of assets acquired) of $12.2 million being amortized over 20 years. Amortization expense related to this goodwill was $627,000 in 1998 and $52,000 in 1997. The Company purchased an additional 30,000 shares of Checkers common stock in January 1998. As of December 28, 1998, the Company owned 26.06% of Checkers outstanding common stock.


Summarized financial information of Checkers follows:

                                                     FISCAL YEAR ENDED
                                         ---------------------------------------------
Condensed statement of operations data:  DECEMBER 28,     DECEMBER 29,     DECEMBER 30,
                                            1998             1997             1996
                                         -----------     ------------     ------------
Total revenues                            $ 145,708        $ 143,894        $ 164,961
Operating income (loss)                         318           (3,977)         (42,212)
Net loss                                     (5,344)         (12,186)         (46,409)
Preferred dividends                            --                696             --
Net loss to common shareholders           $  (5,344)       $ (12,882)       $ (46,409)

Condensed balance sheet data:
                                          DECEMBER 28,     DECEMBER 29,     DECEMBER 30,
                                             1998             1997             1996
                                          -----------     ------------     ------------

Current assets                            $  12,298        $  13,872        $  20,955
Non-current assets                           89,801          101,529          115,155
                                          ---------        ---------        ---------
                                          $ 102,099        $ 115,401        $ 136,110
                                          =========        =========        =========

Current liabilities                       $  18,608        $  28,025        $  46,679
Non-current liabilities                      38,883           37,004           49,091
Stockholders' equity                         44,608           50,372           40,340
                                          ---------        ---------        ---------
                                          $ 102,099        $ 115,401        $ 136,110
                                          =========        =========        =========

          In December 1994, the Company entered into two franchise agreements with Kader Investments, Inc. ("Kader") for the development and operation of Rally's Hamburgers restaurants in Anaheim, California and Tustin, California. The Company assisted the franchisee in developing and opening the restaurants. On November 27, 1996, Kader filed a six-count Complaint against Rally's in the California Superior Court for Orange County (Case No. 772257) alleging material misrepresentation, respondent superior, breach of contract, breach of the implied covenant of good faith and fair dealing, fraud and unfair competition. These claims arose out of allegations concerning Rally's offer and sale of two franchises (under a two-store development agreement), and Rally's actions during the term of the agreements. The Complaint sought as relief rescission of the parties' franchise and development agreements; general damages of at least $1.5 million and $1.4 million for the material misrepresentation and fraud counts, respectively; general damages in unspecified amounts as to the other counts; punitive damages in unspecified amounts; and attorneys' fees. The Company filed an Answer, but on December 18, 1997 in settlement of the litigation, the parties entered into a memorandum of understanding pursuant to which the Company would purchase Kader's restaurants for total consideration $1.9 million. The consideration consisted of $855,000 in cash, $274,000 in forgiveness of accounts receivable, $375,000 in restricted stock and $420,000 in notes payable. The transaction closed on April 24, 1998 and the action has been dismissed.

NOTE 3:   RESTAURANT CLOSURES AND OTHER

          Certain charges in fiscal years 1998, 1997 and 1996 have been referred to as Impairment of long-lived assets and Losses on assets to be disposed of. These items represent estimates of the impact of management decisions, which have been made at various points in time in response to the Company's sales and profit performance and the then-current revenue building and profit enhancing strategies.

          During 1998, impairment expense of $1.7 million related to four under performing restaurants was incurred. No additional restaurants were determined to be impaired in 1997. During 1996, three restaurants, due to their continued poor operating performance, were determined to be impaired, resulting in charges of approximately $824,000. As required by the SFAS 121, the Company will continue to periodically review its assets for impairment where circumstances indicate that such impairment may exist.

          During 1998, the Company closed five restaurants, resulting in the recording of losses on assets held for sale of $713,000 ($249,000 for fixed asset write-downs and $464,000 for future occupancy costs). Also in 1998, other losses recorded upon the disposal of prior years closures was $172,000 and losses on assets to be disposed of for the continued occupancy costs of other prior years closures was $750,000.

          During 1997, the Company recorded provisions of $33,000 and $199,000 to write-off leasehold improvements and future rental costs associated with the Louisville corporate office and regional offices. Additionally in 1997, the Company recorded gains on held for sale properties of $74,000. During 1996, a reduction of $891,000 was recorded in surplus property reserves related to management's decision to re-open three units previously closed and to continue to operate a fourth unit that had been designated for closure, offset by the loss on sale of assets of $87,000.

          The following summarizes the components of the provision for restaurant closures and other as well as the year end balances of certain related reserves.

                                           BALANCE AT  ADDITIONS
                                           BEGINNING   CHARGED TO      CASH          OTHER     BALANCE AT
               DESCRIPTION                  OF YEAR     EXPENSE       OUTLAYS       CHANGES    END OF YEAR
--------------------------------------     ---------   ----------    --------       -------    -----------
Year Ended December 28, 1998
    Impairment of long-lived assets         $ --        $ 1,727       $  --         $(1,727)      $ --
    Losses on assets to be disposed of       4,558        1,635          (939)          169        5,423
                                            ------      -------       -------       -------       ------
                                            $4,558      $ 3,362       $  (939)      $(1,558)      $5,423
                                            ======      =======       =======       =======       ======
Year Ended December 28, 1997
    Impairment of long-lived assets         $ --        $  --         $  --         $  --         $ --
    Losses on assets to be disposed of       5,845          158        (1,486)           41        4,558
                                            ------      -------       -------       -------       ------
                                            $5,845      $   158       $(1,486)      $    41       $4,558
                                            ======      =======       =======       =======       ======
Year Ended December 29, 1996
    Impairment of long-lived assets         $ --        $   824       $  --         $  (824)      $ --
    Losses on assets to be disposed of       9,675         (804)       (3,830)          804        5,845
                                            ------      -------       -------       -------       ------
                                            $9,675      $    20       $(3,830)      $   (20)      $5,845
                                            ======      =======       =======       =======       ======


NOTE 4:    RELATED PARTY TRANSACTIONS

a) ISSUANCE OF WARRANTS - On December 20, 1996, the Company issued warrants (the "Warrants") to purchase an aggregate of 1,500,000 restricted shares of its Common Stock to CKE and Fidelity. The Warrants were granted as an incentive to CKE and Fidelity to continue to participate in the identification and implementation of synergistic opportunities with the Company. The Warrants have a three-year term and became exercisable on December 20, 1997. The exercise price is $4.375 per share, the closing price of the Common Stock on December 20, 1996. The underlying shares of Common Stock have not been registered with the Securities and Exchange Commission and, therefore, are not freely tradable. If exercised, the Warrants would provide approximately $6.6 million in additional capital to the Company. The Company obtained a valuation analysis from an investment banking firm of national standing. Such analysis estimated the value of the Warrants to be approximately $960,000. Approximately $20,000 and $940,000 was expensed in 1996 and 1997, respectively.

b) WEST COAST OPERATING AGREEMENT - On July 1, 1996, the Company entered into a ten-year operating agreement with Carl Karcher Enterprises, Inc., the subsidiary of CKE that operates the Carl's Jr. restaurant chain. Pursuant to the agreement, CKE began operating 29 Rally's owned restaurants located in California and Arizona, two of which were converted to a Carl's Jrs. format. During 1998, two restaurants which the Company acquired from a franchisee were added to the agreement and the leases for two of the restaurants expired and were not renewed leaving 26 restaurants operating under the agreement. Such agreement is cancelable after an initial five-year period, at the discretion of CKE. A portion of these restaurants, at the discretion of CKE, will be converted to the Carl's Jr. format. The agreement was approved by a majority of the independent Directors of the Company. Prior to the agreement, the Company's independent Directors had received an opinion as to the fairness of the agreement, from a financial point of view, from an investment banking firm of national standing. Under the terms of the operating agreement, CKE is responsible for any conversion costs associated with transforming restaurants to the Carl's Jr. format, as well as the operating expenses of all the restaurants. Rally's retains ownership of all 27 (two of which are Carl's Jrs.) restaurants and is entitled to receive a percentage of gross revenues generated by each restaurant. In the event of a sale by Rally's of any of the 27 restaurants, Rally's and CKE would share in the proceeds based upon the relative value of their respective capital investments in such restaurant.

c) OPTION GRANTS TO NON-EMPLOYEES - During 1996, the Company granted 150,000 options to certain individuals not employed by the Company for services provided. Approximately $84,000 has been expensed for these grants in general and administrative expenses in the accompanying 1996 Statement of Operations. Such options were granted at the market values on the dates of grant, were immediately exercisable and expire in five years.

d) OTHER TRANSACTIONS - The Company has had transactions with certain companies or individuals which are related parties by virtue of having stockholders in common, by being officers/directors or because they are controlled by significant stockholders or officers/directors of the Company. Such transactions which impacted the Company's consolidated financial statements are summarized below. Information with respect to related party rent is disclosed in Note 10. The Company and its franchisees each pay 1/2% of sales to the Rally's National Advertising Fund (the "Fund"), established for the purpose of creating and producing advertising for the chain. The Fund is not included in the consolidated financial statements, although the Company's contributions to the Fund are included in the Advertising and Promotion Expenses in the Company's consolidated Statements of Operations.

          Effective November 30, 1997, the Company entered into a Management Services Agreement, pursuant to which predominately all of the management of Checkers is providing key services to the Company, including executive management, financial planning and accounting, franchise administration, purchasing and human resources. In addition, the Company and Checkers share certain of their executive officers, including Chief Executive Officer and the Chief Operating Officer. The total cost of these services was $5.6 million and $95,000 in 1998 and 1997, respectively. On January 29, 1999, the Company and Checkers announced the Merger agreement pursuant to which both companies would merge in an all stock transaction (see Note 16).

          On December 1, 1998, the Company entered into two lease agreements, which have been recorded as capital lease obligations, with Granite Financial Inc., a wholly owned subsidiary of Fidelity, whereby the Company purchased security equipment for its restaurants valued at $627,000 in the aggregate. The first lease agreement is payable monthly at $9,689, including effective interest at 11.35%. The second lease is payable monthly at $11,097, including effective interest at 12.39% and both have terms of 3 years.

SUMMARY OF RELATED PARTY TRANSACTIONS

                                       DECEMBER 28,    DECEMBER 28,
                                           1998           1997
                                       -----------    ------------
BALANCE SHEET AMOUNTS
Accounts receivable                      $ 1,510       $ 1,078
Notes receivable                         $    53       $    86
Investment in affiliate                  $23,001       $24,988
Accounts payable                         $   221       $   520
Accrued liabilities                      $    53       $    65


                                                  FISCAL YEAR ENDED
                                       ----------------------------------------
                                       DECEMBER 28,   DECEMBER 28,  DECEMBER 29,
                                           1998           1997         1996
                                       ------------   ------------  ------------
REVENUE AND TRANSACTION AMOUNTS
Repurchase of Senior Notes (gross gain)  $  --         $  --         $6,339
Owner fee income                             714           742          440
Interest income                              117            52           49
                                         -------       -------       ------
                                         $   831       $   794       $6,828
                                         =======       =======       ======

                                                  FISCAL YEAR ENDED
                                       ---------------------------------------
                                       DECEMBER 28,   DECEMBER 28,  DECEMBER 29,
                                           1998           1997         1996
                                       ------------   ------------  -----------
EXPENSE AMOUNTS
Legal                                    $ 1,152       $ 1,017       $1,024
Rent expense                                 352           396          470
Owner depreciation                           647           647          400
Interest expense                               9          --            180
Compensatory stock options and
      warrants                              --             940          170
Loss on investment in affiliate            2,019           720         --
Management service agreement               5,593            95         --
                                         -------       -------       ------
                                         $ 9,772       $ 3,815       $2,244
                                         =======       =======       ======

NOTE 5:           PROPERTY AND EQUIPMENT, NET

                  Property and equipment consists of the following:

                                                DECEMBER 28,   DECEMBER 28,
                                                    1998           1997
                                                ------------   -----------
Land                                             $ 14,487        $ 14,145
Building and leasehold improvements                52,448          52,196
Equipment, furniture and fixtures                  40,168          40,582
                                                 --------        --------
                                                  107,103         106,923
Less accumulated depreciation                     (48,905)        (42,872)
                                                 --------        --------
                                                   58,198          64,051
                                                 --------        --------
Property held under capital lease                   6,772           6,145
Less accumulated amortization                      (3,056)         (2,129)
                                                 --------        --------
                                                    3,716           4,016
                                                 --------        --------
Net property and equipment                       $ 61,914        $ 68,067
                                                 ========        ========

NOTE 6:   SENIOR NOTES

          On March 9, 1993, the Company sold approximately $85 million of 9 7/8% Senior Notes due June 2000 (the "Senior Notes"). The Company was required to make a mandatory sinking fund payment on or before June 15, 1999 to retire 33 1/3% in aggregate principal amount of the Senior Notes issued, which was satisfied during the third quarter of 1998. The Senior Notes are carried net of the related discount, which is being amortized over the life of the Senior Notes. Interest is payable June 15 and December 15 of each year until maturity. The Senior Notes include certain restrictive covenants, which, among other restrictions, limit the Company's ability to obtain additional borrowings and to pay dividends as well as impose certain change of control provisions, as defined. As of December 28, 1998 and December 28, 1997, the amounts outstanding net of discounts were $55.8 million and $58.0 million, respectively.

          In January 1996, Rally's repurchased approximately $22 million face value of Senior Notes. The Senior Notes were purchased from GIANT at a price of $678.75 per $1,000 principal amount, representing the market closing price on the last business day prior to the repurchase date. Prior to the Senior Notes repurchases, the Company's Board of Directors had received an independent opinion from an investment banking firm as to the fairness of the transactions. Additionally, during the fourth quarter of 1996, Rally's repurchased approximately $4.7 million face value of the Senior Notes from various other bondholders for approximately $4.5 million in cash.

          These purchases resulted in extraordinary gains in 1996 net of tax, totaling approximately $5.3 million or $.31 per share. As a result of these debt repurchases, the annualized ongoing interest payments on the Senior Notes was reduced to approximately $5.8 million.

          During 1998 and prior to December 18, 1998 Rally's repurchased on the open market approximately $1.7 million face value of its Senior Notes at an average price of $887.90 per $1,000 principal amount. During the third quarter of 1998, the Company completed the required mandatory sinking fund payment due June 15, 1999 calculated to retire 33 1/3% in aggregate original principal amount of the Senior Notes.

          The Company entered into a $4.3 million mortgage transaction with FFCA Acquisition Corporation ("FFCA") pursuant to which eight fee-owned properties were mortgaged on December 18, 1998. The terms of the transaction include a stated interest rate of 9.5% on the unpaid balance over a 20-year term with monthly payments totaling approximately $40,000. The Company is required to utilize the entire net proceeds to reduce the Senior Notes. Purchases on the open market were initiated immediately after the mortgage was finalized and will be completed as they become available.

          The remaining outstanding Senior Notes are publicly traded and at December 28, 1998 had a market value of approximately $44.4 million based on the quoted market price for such notes.

          The Company is evaluating various alternatives for the repayment and refinancing of the Senior Notes prior to their maturity in June 2000. If the Company is unable to refinance the debt in full, management of the Company is evaluating a series of sale-leaseback transactions and the possibility of selling company-owned stores in certain markets to existing and potentially new franchisees. Management also anticipates that further debt reductions may also be accomplished by completing a private placement of preferred or common stock during the twelve months preceding the maturity date of the Senior Notes. There can be no assurance that the Company will be able to satisfy the entire principal balance of the Senior Notes on the maturity date of June 15, 2000.

NOTE 7:           LONG-TERM DEBT

                  Long-term debt consists of the following:

                                                                                  DECEMBER 28,     DECEMBER 28,
                                                                                      1998             1997
                                                                                  -----------      -----------
Mortgages payable to FFCA Acquisition Corporation secured by eight
Company owned restaurants payable in 240 aggregate monthly installments of $40,082, including interest at 9.5%. The Company is required to utilize the
net proceeds of the loan to retire Senior Notes.                                     $ 4,300        $    --

Notes payable to former franchise owners for acquisition of market, secured by common stock of Hampton Road Foods, maturing March 13,
2001, with outstanding balances due after last monthly payments, bearing interest of 9%. The notes are payable in monthly principal and interest
installments ranging from $4,742 to $50,211.                                           4,022           4,073

Notes payable to banks, maturing at various dates through November 10,
2001, secured by property and/or equipment, bearing interest ranging from
1/2% above prime to 9.25%.  The notes are payable in monthly principal and interest installments ranging from $1,531 to $13,333.  Interest is payable
monthly.                                                                                 323             530

Secured notes payable to a bank used to finance equipment and/or modular buildings for franchisees (the Franchisee Loans), maturing at various dates through July 15, 2000, bearing interest at prime plus 1/2%.  The notes are payable in monthly principal installments of $4,875. Interest is payable
monthly.                                                                                  78             136

Note payable to finance company due September 1998, secured by certain equipment, bearing interest at a rate of 7.3%.  The note is payable in monthly
principal and interest installments of $6,762, paid in 1998.                              --              59
                                                                                     -------         -------
                                                                                       8,723           4,798
Less current portion                                                                    (904)           (781)
                                                                                     -------         -------
                                                                                     $ 7,819         $ 4,017
                                                                                     =======         =======


At December 28, 1998, the prime rate was 7.75%.

The following are the remaining annual maturities of long-term debt:

                       Year
                       ----
                       1999               $   904
                       2000                   740
                       2001                 2,894
                       2002                   194
                       2003                   143
                    Thereafter              3,848
                                          -------
                                          $ 8,723
                                          =======

          The Company is subject to certain restrictive covenants under its debt agreements. If the eight properties included in the FFCA Mortgage transaction are not in compliance with certain financial performance criteria, the Company is allowed to substitute another property as security for the debt.

NOTE 8:   COMMITMENTS AND CONTINGENCIES

a) LEASE COMMITMENTS - The Company leases certain land and buildings generally under agreements with terms of or renewable to 15 to 20 years. Some of the leases contain contingent rental provisions based on percentages of gross sales. The leases generally obligate the Company for the cost of property taxes, insurance and maintenance.

          On December 1, 1998, the Company entered into two lease agreements, which have been recorded as capital lease obligations, with Granite Financial Inc., a wholly owned subsidiary of Fidelity, whereby the Company leased security equipment for its restaurants costing $627,000. The first lease agreement is payable monthly at $9,689, including effective interest at 11.35%. The second lease is payable monthly at $11,097, including effective interest at 12.39% and both have terms of 3 years. Additionally, the Company leases various restaurant facilities and a corporate telephone system which are recorded as capital leases with effective interest rates ranging from 7.0% to 16.03%.

          Following is a schedule by year of future minimum lease commitments under all leases at December 28, 1998:


                                                       CAPITAL      OPERATING
                         YEAR                          LEASES         LEASES
-------------------------------------------------      -------      ---------

                         1999                          $ 1,344       $ 5,701
                         2000                              961         5,175
                         2001                              929         4,994
                         2002                              694         4,298
                         2003                              716         3,523
                      Thereafter                         4,155        16,871
                                                       -------      --------
Total minimum lease commitments                        $ 8,799      $ 40,562
                                                                    ========
Less amounts representing interest, discounted at
    rates ranging from 7.00% to 16.03%                  (2,983)
                                                        ------
Present value of minimum lease payments                  5,816
Current portion of capital lease obligations              (586)
                                                        ------
Long-term obligations under capital lease              $ 5,230
                                                       =======


          Rent expense totalled $5.0 million, $4.8 million and $5.3 million in 1998, 1997 and 1996, respectively.

b) SELF INSURANCE - The Company is self-insured for most workers' compensation, general liability and automotive liability losses subject to per occurrence and aggregate annual liability limitations. The Company is also self-insured for health care claims for eligible participating employees subject to certain deductibles and limitations. The Company determines its liability for claims incurred but not reported on an actuarial basis.

c)        LITIGATION - JONATHAN MITTMAN ET AL. V. RALLY'S HAMBURGERS, INC.,
ET AL. (Case NO. C-94-0039-L-CS). In January and February 1994, two putative class action lawsuits were filed, purportedly on behalf of the stockholders of Rally's, in the United States District Court for the Western District of Kentucky, Louisville division, against Rally's, Burt Sugarman and GIANT and certain of Rally's present and former officers and directors and its auditors. The cases were subsequently consolidated under the case name Jonathan Mittman et al vs. Rally's Hamburgers, Inc., et al, case number C-94-0039-L(CS). The complaints allege defendants violated the Securities Exchange Act of 1934, among other claims, by issuing inaccurate public statements about the Company in order to arbitrarily inflate the price of its common stock. The plaintiffs seek unspecified damages. On April 15, 1994, Rally's filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied Rally's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification; the plaintiffs renewed this motion, and despite opposition by the defendants, the Court granted such motion for class certification on April 16, 1996, certifying a class from July 20, 1992 to September 29, 1993. In October 1995, the plaintiffs filed a motion to disqualify Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP ("Christensen, Miller") as counsel for defendants based on a purported conflict of interest allegedly arising from the representation of multiple defendants as well as Ms. Glaser's position as both a former director of Rally's and a partner in Christensen, Miller. Defendants filed an opposition to the motion, and the motion to disqualify Christensen, Miller was denied. A settlement conference occurred on December 7, 1998, but was unsuccessful. Fact discovery is not yet complete, but it is anticipated that a deadline for completion of fact discovery will be set during 1999. No trial date has been set. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverages will apply. The defendants deny all wrongdoing and intend to defend themselves vigorously in this matter. Because these matters are in a preliminary stage, the Company is unable to determine whether a resolution adverse to the Company will have a material effect on its results of operations or financial condition. Accordingly, no provisions for any liabilities that may result upon adjudication have been made in the accompanying financial statements. An estimate of defense costs reimbursable under the Company's directors' and officers' insurance is included in "Other Assets" in the accompanying consolidated financial statements.

          HARBOR FINANCE PARTNERS V. GIANT GROUP, LTD. ET AL. (Civ. Act. No. 14834). In February 1996, Harbor Finance Partners ("Harbor") commenced a derivative action, purportedly on behalf of Rally's against GIANT and certain of Rally's officers and directors before the Delaware Chancery Court. Harbor named Rally's as a nominal defendant. Harbor claims that the directors and officers of both Rally's and GIANT, along with GIANT, breached their fiduciary duties to the public shareholders of Rally's by causing Rally's to repurchase from GIANT certain Rally's Senior Notes at an inflated price. Harbor seeks "millions of dollars in damages", along with rescission of the repurchase transaction. In the fall of 1996, all defendants moved to dismiss the action. The Chancery Court conducted a hearing on November 26, 1996 and denied the motions to dismiss on April 3, 1997. Discovery is underway. No trial date has been set. The Company denies all wrongdoing and intends to vigorously defend the action. It is not possible to predict the outcome of this action at this time.

          FIRST ALBANY CORP., AS CUSTODIAN FOR THE BENEFIT OF NATHAN SUCKMAN V. CHECKERS DRIVE-IN RESTAURANTS, INC. ET AL. Case No. 16667. This putative class action was filed on September 29, 1998, in the Delaware Chancery Court in and for New Castle County, Delaware by an alleged stockholder of 500 shares of the common stock of Checkers. The complaint names the Company and certain of its current officers and directors as defendants including William P. Foley, II, James J. Gillespie, Harvey Fattig, Joseph N. Stein, James T. Holder, Terry N. Christensen, Burt Sugarman and C. Thomas Thompson. The Complaint also names Checkers and GIANT as defendants. The complaint arises out of the proposed merger announced on September 28, 1998 between Rally's, Checkers and GIANT (the "Proposed Merger") and alleges generally, that certain of the defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of the common stock of Checkers in a "going-private" transaction for grossly inadequate consideration and in breach of the defendants' fiduciary duties. The plaintiff allegedly initiated the Complaint on behalf of all stockholders of Checkers as of September 28, 1998, and seeks INTER ALIA, certain declaratory and injunctive relief against the consummation of the Proposed Merger, or in the event the Proposed Merger is consummated, recision of the Proposed Merger and costs and disbursements incurred in connection with bringing the action, including attorney's fees, and such other relief as the Court may deem just and proper. In view of a decision by Rally's, GIANT and Checkers not to implement the transaction that had been announced on September 28, 1998, plaintiffs have agreed to provide the Company and all other defendants with an open extension of time to respond to the complaint. Plaintiffs have indicated that they will likely file an amended complaint in the event of the consummation of a merger between Rally's and Checkers. The Company believes the lawsuit is without merit and intends to defend it vigorously. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.

          DAVID J. STEINBERG AND CHAILE B. STEINBERG, INDIVIDUALLY AND ON BEHALF OF THOSE SIMILARLY SITUATED V. CHECKERS DRIVE-IN RESTAURANTS, INC., ET AL. Case No. 16680. This putative class action was filed on October 2, 1998, in the Delaware Chancery Court in and for New Castle County, Delaware by David J. Steinberg and Chaile B. Steinberg, alleged stockholders of an unspecified number of shares of the common stock of Checkers. The complaint names the Company and certain of its current officers and directors as defendants including William P. Foley, II, James J. Gillespie, Harvey Fattig, Joseph N. Stein, James T. Holder, Terry N. Christensen, Burt Sugarman and C. Thomas Thompson. The Complaint also names Checkers and GIANT as defendants. As with the FIRST ALBANY complaint described above, this complaint arises out of the proposed merger announced on September 28, 1998 between the Rally's, Checkers and GIANT (the "Proposed Merger") and alleges generally, that certain of the defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of the Checkers' common stock in a "going-private" transaction for grossly inadequate consideration and in breach of the defendant's fiduciary duties. The plaintiffs allegedly initiated the Complaint on behalf of all stockholders of Checkers as of September 28, 1998, and seeks INTER ALIA, certain declaratory and injunctive relief against the consummation of the Proposed Merger, or in the event the Proposed Merger is consummated, recision of the Proposed Merger and costs and disbursements incurred in connection with bringing the action, including attorneys' fees, and such other relief as the Court may deem just and proper. For the reasons stated above in the description of the FIRST ALBANY action, plaintiffs have agreed to provide the Company and all other defendants with an open extension of time to respond to the complaint. Plaintiffs have indicated that they will likely file an amended complaint in the event of the consummation of a merger between Rally's and Checkers. The Company believes the lawsuit is without merit and intends to defend it vigorously. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.

          The Company is involved in other litigation matters incidental to its business. With respect to such other lawsuits, management does not believe the litigation in which it is involved will have a material effect upon its results of operation or financial condition.

d) OTHER COMMITMENTS - The Company is contingently liable on certain franchisee lease commitments totaling approximately $407,000. The Company from time to time negotiates purchase contracts for certain items used in its restaurants in the normal course of business. Although some of these contracts contain minimum purchase quantities, such quantities do not exceed expected usage over the term of such agreements.

e) PURCHASE COMMITMENTS - The Rally's Hamburger chain, which includes both the Company and some franchisee-owned stores, has purchase agreements with various suppliers extending beyond one year. Subject to the suppliers' quality and performance, the purchases covered by those agreements aggregate approximately $48.8 million in 1999 and a total of approximately $70.0 million for the years 2000 through 2004.

NOTE 9:  INCOME TAXES

          The major components of the Company's computation of deferred tax assets and liabilities at December 28, 1998 and December 28, 1997 are as follows:

                                                      DECEMBER 28,  DECEMBER 28,
                                                          1998          1997
                                                      ------------  -----------

Excess of tax depreciation over book depreciation       $ 5,109       $ 9,316
Acquired intangibles with no tax basis                    1,590         2,070
Other                                                         2            17
                                                        -------       -------
Gross deferred tax liabilities                          $ 6,701       $11,403
                                                        =======       =======

Net operating loss carryforwards                        $17,464       $17,488
Amounts accrued for financial reporting purposes not
    yet deductible for tax purposes                       9,178        10,742
Alternative minimum tax and targeted job tax credit
    carryforward                                            937           937
Other                                                       236         1,230
                                                        -------       -------
Gross deferred tax assets                               $27,815       $30,397
Less valuation allowance                                 21,114        18,994
                                                        -------       -------
Net deferred tax asset                                  $ 6,701       $11,403
                                                        =======       =======


          As of December 28, 1998, the Company had net operating loss ("NOL") carryforwards for Federal income tax purposes of approximately $49.8 million, the majority of which expires in various amounts from 2008 to 2012. The Company also has alternative minimum tax credit carryforwards of approximately $503,000 that have no expiration and $434,000 in targeted jobs tax credits which expire in various amounts from 2005 to 2008. A valuation allowance of approximately $21.1 million has been established due to the uncertainty of realizing the benefit associated with the NOL carryforwards generated in the current and previous years. In addition, pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the utilization of the Company's NOL carryforwards to offset future taxable income can be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period. The Company experienced an ownership change, as defined in Section 382, in December of 1997 in connection with the acquisition of a 26.1% interest in Checkers. The acquisition in combination with significant equity transactions that occurred within the preceding 3 years of December 1997 generated a more than 50 percentage point ownership change. As a result of this ownership change, the Company is significantly limited in utilizing its NOL carryforwards and tax credit carry forwards arising before the ownership change to offset future taxable income and tax, respectively. It is anticipated that certain of the Company's net operating loss carryforwards and tax credit carryforwards could expire before becoming available under Section 382. Additionally, on January 29, 1999, the Company and Checkers announced the signing of a definitive merger agreement pursuant to which the Company will merge into Checkers in an all stock transaction, "the Merger" (see Note 13). The Company believes that the Merger would cause it to experience a second ownership change. In the event of the Merger, the Company would be severely limited in utilizing its net operating loss carryforwards and tax credit carryforwards arising before the ownership change to offset future taxable income and tax, respectively. It is anticipated that a significant amount of the Company's net operating loss carryforwards and tax credit carryforwards could expire before becoming available under Section 382.

          Income tax expense, including the tax provision on the extraordinary item in 1996, consists of the following:

                                                                  FISCAL YEAR ENDED
                                                     ---------------------------------------------
                                                     DECEMBER 28,     DECEMBER 28,    DECEMBER 29,
                                                         1998             1997            1996
                                                     ------------     ------------    ------------
Current                                               $   252         $   455         $   675
Deferred                                                 --              --              --
                                                      -------         -------         -------
Total tax expense                                     $   252         $   455         $   675
                                                      =======         =======         =======


          Income tax expense for the years ended December 28, 1998, December 28, 1997 and December 29, 1996 consisted of $252,000, $455,000 and $675,000 in state income tax expense

          A reconciliation of income tax expense with the federal statutory rate is as follows:

                                                                 FISCAL YEAR ENDED
                                                     ---------------------------------------------
                                                     DECEMBER 28,     DECEMBER 28,    DECEMBER 29,
                                                         1998             1997            1996
                                                     ------------     ------------    ------------
Provision (benefit) computed at statutory rate        $(2,562)        $(1,330)        $   905
Tax effect of equity in loss of affiliate                 687             245            --
State and local income taxes, net of federal
     income tax benefit                                   150             455             575
Change in deferred tax asset valuation
     allowance                                          2,119           1,364          (1,169)
Other                                                    (142)           (279)            364
                                                      -------         -------         -------
                                                      $   252         $   455         $   675
                                                      =======         =======         =======

NOTE 10:  STOCK-BASED COMPENSATION PLANS

          The Company currently has three stock option plans in effect, the 1990 Stock Option Plan (the "Employees' Plan"), the 1990 Stock Option Plan for Non-Employee Directors (the "1990 Directors' Plan"), and the 1995 Stock Option Plan for Non-Employee Directors (the "1995 Directors' Plan"). In 1998, the Company terminated the employee stock purchase plan (the "1993 Purchase Plan"). Although there are existing options outstanding under the 1990 Directors' Plan, no additional grants will be made pursuant to this plan. The Company accounts for these plans under APB Opinion No. 25, under which approximately $66,000 of compensation cost was recognized in fiscal 1996 related to 157,000 options granted to directors under the 1995 Directors Plan. Such compensation represented the difference between the market values on the dates of grant and the measurement date, July 10, 1996, the date when the grants were ultimately approved by the shareholders at the annual meeting. No compensation cost was recognized in any other period presented.

          During 1996, a total of 350,000 options were granted to five of the current directors and 1.6 million options were granted to the current directors on February 12, 1998. These options were not granted pursuant to an option plan. The options were granted at a price equal to the stock's market price on the date of grant. The options were immediately exercisable and expire after five years.

          Pursuant to the Employees' Plan, the Company issued options to purchase 720,800 shares at an exercise price of $2.531 on April 27, 1998 and issued options to purchase 100,000 shares at an exercise price of $1.313 on August 18, 1998.

          The Employees Plan was amended on June 11, 1998 to increase the number of shares subject to the Plan from 3,250,000 to 5,750,000 and was further amended to enable certain employees of Checkers who provide services to the Company pursuant to the Management Services Agreement that exists between the two companies to participate in the Employees' Plan.

          Pursuant to the 1995 Directors Plan, the Company issued options to purchase 184,000 shares at an exercise price of $2.313 on May 11, 1998. The options were immediately exercisable and expire after ten years.

          On January 29, 1999, the Company and Checkers announced the signing of a definitive Merger agreement pursuant to which both companies would merge in an all stock transaction. The Merger agreement provides that each outstanding share of Company stock will be exchanged for 1.99 shares of Checkers stock. The approximate 19.1 million shares of Checkers common stock which the company owns will be retired following the Merger. Pursuant to the Merger agreement, each of the Company's stock options (5.6 million as of December 28, 1998) will be exchanged for Checkers options at an exchange rate of 1 to 1.99.

          The Company was authorized to sell up to 500,000 shares of stock to its employees under the 1993 Purchase Plan. The Company sold approximately 28,000 shares and 33,000 shares in 1996 and 1997, respectively, and has sold approximately 161,000 shares through December 28, 1998 since the inception of this plan in 1993. The Company sold shares at 85% of the stock's market price at date of purchase. The weighted average fair value of shares sold in 1997 and 1996 was approximately $3.06 and $3.04, respectively.

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

          A summary of the status of all options granted to employees and directors, as well as those options granted to non-employees (see Note 4), at December 28, 1998, December 28, 1997 and December 29, 1996, and changes during the years then ended is presented in the table and narrative below:

                                                                (Shares represented in thousands)

                                         DECEMBER 28, 1998            DECEMBER 28, 1997            DECEMBER 29, 1996
                                      -------------------------    -------------------------    -------------------------
                                                    WTD. AVG.                    WTD. AVG.                     WTD. AVG
                                       SHARES       EX PRICE        SHARES       EX. PRICE       SHARES       EX. PRICE
                                      ---------    ------------    ----------    -----------    ---------     -----------
Outstanding at beginning of year         3,859      $  2.99          3,664      $  2.98           2,219        $  4.24
Granted at price equal to market         6,579         1.26            863         3.00           2,154           2.63
Granted at price greater than market        --           --             --           --             176            1.75
Exercised                                  (49)        1.63            (78)        2.48             (9)            3.05
Forfeited                               (1,672)        2.26           (429)        2.75           (207)            3.34
Expired                                 (3,077)        2.54           (161)        3.63           (669)            5.62
                                        ------      -------         ------      -------         ------          -------
Outstanding at end of year               5,640         1.36          3,859         2.99          3,664             2.92
                                        ======      =======         ======      ======          ======          =======
Exercisable at end of year               4,615      $  1.54          2,921      $  3.07          2,359          $  3.21
Weighted  average  of fair  value of
options granted                         $ 0.90                      $ 1.78                      $ 1.31

          On December 15, 1998, the Company repriced the 1990 Stock Option Plan and the options issued outside of a plan. The new option price is $.531 the closing market price at December 15, 1998. As a result of this transaction 2,124,216 options in the 1990 Stock Option Plan and 1,850,000 options issued outside of a plan were cancelled and reissued at the new price. These changes are reflected in the table above.

          The following table summarizes information about stock options outstanding at December 28, 1998:

                                            WTD. AVG.
                          OUTSTANDING       REMAINING        WTD. AVG.         NUMBER          WTD. AVG.
        RANGE OF             AS OF         CONTRACTUAL        EXERCISE       EXERCISABLE       EXERCISE
     EXERCISE PRICES       12/28/98         LIFE (YRS)         PRICE          12/28/98          PRICE
     ---------------      -----------      -----------      -----------      -----------      ----------

     $0.531 to $2.00       3,770,287           5.7           $  .5765         2,745,065       $   .5922
     $2.01 to $3.00        1,735,830           2.7             2.8265         1,735,830          2.8265
     $3.01 to $4.00           20,000           2.4             3.4413            20,000          3.4413
     $4.01 to $5.00          113,900           0.3             4.3555           113,900          4.3555
     ---------------       ---------           ---           --------        ----------       ----------
     $0.53 to $20.00       5,640,017           4.6           $ 1.3555         4,614,795       $  1.5378
     ===============       =========           ===           ========        ==========       ==========

                                       42

          Had compensation cost for all option grants to employees and directors been determined consistent with FASB Statement No. 123, Rally's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                         FISCAL YEAR ENDED
                                          DECEMBER 28,     DECEMBER 28,     DECEMBER 29,
                                             1998              1997             1996
                                          ------------     ------------     ------------
Net Income (Loss):      As Reported        $ (7,535)        $ (4,516)         $ 1,988
                        Pro Forma          $(10,916)        $ (5,577)         $  (699)
Earnings (Loss) Per
Commmon Share:          As Reported        $  (0.28)        $  (0.22)         $  0.12
                        Pro Forma          $  (0.40)        $  (0.27)         $ (0.04)

          Because the Statement 123 method of accounting has not been applied to options granted prior to January 2, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the pro forma amounts include approximately $17,000 and $12,000 in 1997 and 1996, respectively, related to the purchase discount offered under the 1993 Purchase Plan.

          For purposes of the pro forma disclosures assuming the use of the fair value method of accounting, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1998, 1997 and 1996, respectively: expected volatility of 86.0 percent, 47.0 percent, and 45.7 percent; risk-free interest rates of 5.45 percent, 6.26 percent and 6.82 percent for options granted to employees and 5.45 percent, 6.47 percent and 6.59 percent for options granted to directors; and expected lives for fiscal 1998, 1997 and 1996 of four years for options granted to employees and directors. An expected dividend yield of 0 percent was used for all periods based on the Company's history of no dividend payments.

NOTE 11:  QUARTERLY FINANCIAL DATA (UNADUITED)

          As of December 29, 1997 the Company changed from a fiscal year ending on the Sunday closest to December 31st to a fiscal year ending on the Monday closest to December 31st. This resulted in an extra day in fiscal 1998. The Company also changed its quarterly reporting periods from four 13-week quarters to three 12-week quarters and a 16-week fourth quarter.

                                               FIRST        SECOND         THIRD        FOURTH
                                              QUARTER       QUARTER       QUARTER       QUARTER        TOTAL
                                              -------       -------       -------       -------        -----
YEAR ENDED DECEMBER 28, 1998
Revenues                                      $ 32,164      $ 34,450      $ 34,796      $ 43,542      $ 144,952
Income from operations                             557            32           531           281          1,401
Net loss                                        (1,082)       (1,600)       (1,011)       (3,842)        (7,535)
                                              --------      --------      --------      --------      ---------
Loss per common share (basic and diluted)     $  (0.04)     $  (0.06)     $  (0.03)     $  (0.13)     $   (0.28)
                                              ========      ========      ========      ========      =========

YEAR ENDED DECEMBER 28, 1997
Revenues                                      $ 32,595      $ 38,090      $ 38,522      $ 35,723      $ 144,930
Income from operations                             975         1,832           561           (25)         3,343
Net income (loss)                                 (952)           92        (1,148)       (2,508)        (4,516)
                                              --------      --------      --------      --------      ---------
Loss per common share (basic and diluted)     $  (0.05)     $   --        $  (0.06)     $  (0.11)     $   (0.22)
                                              ========      ========      ========      ========      =========


NOTE 12:  SHAREHOLDER RIGHTS OFFERING

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

          In addition to the approximately $10.8 million provided by the Offering, the warrants issued, if exercised, could provide an additional $10.8 million in proceeds. The Company had 15,683,869 shares of common stock outstanding on the Record Date. Immediately after the Offering, 20,509,674 shares of common stock and 4,825,805 warrants were outstanding. As of December 28, 1998, 4,813,757 of these warrants were outstanding. The warrants are publicly traded and at December 28, 1998 had a market value of approximately $301,000 based on the quoted market price for such warrants.

NOTE 13:  SUBSEQUENT EVENTS

          On January 29, 1999, Rally's and Checkers announced the signing of a definitive merger agreement pursuant to which both companies would merge in an all stock transaction. The Merger agreement provides that each outstanding share of Rally's stock will be exchanged for 1.99 shares of Checkers stock. The approximate 19.1 million shares of Checkers common stock which Rally's owns will be retired following the Merger. Checkers and Rally's have each received investment bankers' opinions as to the fairness of the exchange rate used in the Merger. The transaction is subject to certain approvals, including but not limited to approval by the shareholders of Checkers and Rally's and potentially the holders of Rally's Senior Notes and is expected to close in the second quarter of fiscal year 1999.

          At December 28, 1998, Rally's owned 19,130,930 shares (26.06 percent) of the outstanding common stock of Checkers and public shareholders owned the remaining 54,277,177 shares of Checkers common stock. Checkers will issue 58,377,134 shares of its common stock to Rally's shareholders in exchange for all the outstanding common stock of Rally's (29,335,243 outstanding shares) at a 1 to 1.99 exchange ratio. After the transaction, Rally's shareholders will own 58,377,134 shares (51.8 percent of the outstanding common stock of the new Checkers) and the remaining 54,277,117 shares (48.2 percent of Checkers common stock) will then be held by then current shareholders of Checkers. Immediately following the Merger, the Checkers common stock will undergo a one-for-twelve reverse split resulting in total common shares outstanding of approximately 9,387,859. In addition, each of Rally's outstanding stock options (5.6 million at December 28, 1998) will be exchanged for Checkers options at an exchange rate of 1 to 1.99.

          The business combination under the Merger will be accounted for under the purchase method. The transaction will be accounted for as a reverse acquisition as the stockholders of Rally's will receive the larger portion of the voting interests in the combined enterprise. Accordingly, Rally's is considered the acquirer for accounting purposes and therefore, Checkers' assets and liabilities will be recorded based upon their fair market value (see Note
14).

NOTE 14:  PRO FORMA INFORMATION (UNAUDITED)

          The following pro forma condensed consolidated financial data sets forth certain pro forma financial information giving effect to the Merger. The pro forma financial information is based on, and should be read in conjunction with the historical consolidated financial statements of each of the companies and the notes related thereto. The pro forma financial information gives effect to the issuance of 58,377,134 shares of Checkers common stock in exchange for 29,335,243 shares of Rally's common stock, based upon the per share price of Checkers common shares at $0.531 and a one-for twelve reverse split, assuming the Merger had occurred December 28, 1998.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              CHECKERS       RALLY'S
                                                             DECEMBER 28,   DECEMBER 28,   PRO FORMA
                                                                 1998         1998         ADJUSTMENTS      MERGED
                                                             -----------    -----------    -----------     ---------
CURRENT ASSETS:
Total current assets                                             12,298        11,736              -          24,034
Property and equipment, net                                      78,390        61,914                        140,304
Investment in affilate, including net goodwill
    of $11,861 after accumulated amortization                         -        23,001  A)    (23,001)              -
Intangibles, net of accumulated amortization                     10,123        23,880  G)     18,714          52,717
Other assets, net of accumulated amortization                     1,288         2,775                          4,063
                                                              ---------     ---------       --------       ---------
                                                              $ 102,099     $ 123,306       $ (4,287)      $ 221,118
                                                              =========     =========       ========       =========
CURRENT LIABILITIES:
Current liabilities                                              18,608        15,865  B)      1,500          35,973

Senior notes, net of discount, less current maturities               -         55,768                         55,768
Long-term debt and capital lease obligations, less
    current maturities                                           29,654        13,049                         42,703
Minority interests in joint ventures                                802             -                            802
Other long-term liabilities                                       8,427         4,105                         12,532
                                                              ---------     ---------       --------       ---------
      Total liabilities                                          57,491        88,787          1,500         147,778

STOCKHOLDERS' EQUITY:
Preferred stock                                                       -             -              -               -
Common stock                                                         73         2,961  C)     (3,025)              9
Additional paid-in capital                                      121,579        97,346  D)    (81,914)        137,011
Retained deficit                                                (76,644)      (63,680) E)     76,644         (63,680)
                                                              ---------     ---------       --------       ---------
                                                                 45,008        36,627         (8,295)         73,340
Less treasury stock, at cost                                       (400)       (2,108) F)      2,508               -
                                                              ---------     ---------       --------       ---------
    Net stockholders'equity                                      44,608        34,519         (5,787)         73,340
                                                              ---------     ---------       --------       ---------
                                                              $ 102,099     $ 123,306       $ (4,287)      $ 221,118
                                                              =========     =========       ========       =========

A) Pro forma adjustment to record the elimination of Rally's original investment of $11,140 in Checkers common stock and the reclassification to intangibles of $11,861 of goodwill associated with Rally's investment in Checkers.
B) Pro forma adjustment to accrue estimated transaction costs related to the Merger.
C) Pro forma adjustments to record the issuance of 58,377 shares of Checkers common stock in exchange for Rally's outstanding shares; $58, to eliminate the previous common stock account of Rally's; ($2,961), to eliminate the par value associated with Rally's investment in Checkers common stock; ($19) and to effect a one-for-twelve reverse split; ($103).
D) Pro forma adjustments, in accordance with reverse acquisition accounting, to record the fair value of the outstanding 54,277 shares of common stock of Checkers valued at $0.531 per share; $28,767 which is net of related par value, eliminate the previous treasury stock of Rally's; ($2,108), eliminate the previous additional paid-in capital account of Checkers; ($121,579), to reduce additional paid in capital for the par value of the 58,377 shares issued to Rally's shareholders; ($58), to eliminate the previous common stock account of Rally's; $2,961, to attribute a $10,000 estimated fair value to the outstanding Checkers stock options and warrants, and effect a one-for-twelve reverse split; $103.
E) Pro forma adjustments to record the elimination of the retained deficit account of Checkers.
F) Pro forma adjustment to eliminate the previous treasury stock of Checkers; $400, as well as the treasury stock of Rally's; $2,108 which is cancelled as a result of the Merger.
G) Pro forma adjustment to record goodwill of $6,853 associated with the Merger and the reclassification of $11,861 of goodwill associated with Rally's original investment in Checkers (see A).

NOTE: The final adjustments to value the outstanding Checkers options and warrants as well as final adjustments to the fair value of assets and liabilities as a result of the Merger will not be known until the Merger is formally completed.

          The following unaudited pro forma condensed consolidated financial data sets forth certain pro forma financial information giving effect to the Merger, assuming the Merger had occurred December 30, 1997.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              CHECKERS        RALLY'S
                                                             FISCAL YEAR    FISCAL YEAR
                                                                ENDED          ENDED         PRO FORMA
                                                            DEC. 28, 1998  DEC. 28, 1999     ADJUSTMENT      MERGED
                                                            -------------  -------------     ----------    ---------
Total Revenues                                                 $145,708      $ 144,952                     $ 290,660
                                                               --------      ---------        -------      ---------
COSTS AND EXPENSES:
Restaurant operating costs                                      119,416        113,782                       233,198
Advertising expense                                               6,921          9,853                        16,774
Other expenses                                                      516            647                         1,163
Other depreciation and amortization                               2,275          2,503  H)        842          5,620
General and administrative expense                               13,309         13,404  I)       (380)        26,333
SFAS 121 provisions                                               2,953          3,362                         6,315
                                                               --------      ---------        -------      ---------
          Total costs and expenses                              145,390        143,551            462        289,403
                                                               --------      ---------        -------      ---------

          Operating income (loss)                                   318          1,401           (462)         1,257
                                                               --------      ---------        -------      ---------
Other income (expense):
          Interest expense                                       (6,007)        (7,145)                      (13,152)
          Loss (income) net of amortization on investment
               in affiliate                                           -         (2,019) J)      2,019              -
          Interest income                                           272            480                           752
                                                               --------      ---------        -------      ---------
Loss before minority interest and income tax
          expense (benefit)                                      (5,417)        (7,283)         1,557        (11,143)
Minority interests in operations of joint venture                   (73)             -                           (73)
                                                               --------      ---------        -------      ---------

Loss before income tax expense (benefit)                         (5,344)        (7,283)         1,557         11,070
Income tax expense                                                    -            252                           252
                                                               --------      ---------        -------      ---------

Net (loss) earnings                                            $ (5,344)     $  (7,535)       $ 1,557      $ (11,322)
                                                               ========      =========        =======      =========

Comprehensive (loss) earnings                                  $ (5,344)     $  (7,535)       $ 1,557      $ (11,322)
                                                               ========      =========        =======      =========

Net loss per common share (basic and diluted)                    ($0.07)        ($0.28)                       ($1.21)
                                                               ========      =========        =======      =========
Weighted average number of common shares
(basic and diluted)                                              73,388         27,170  K)                     9,388
                                                               ========      =========        =======      =========

H) Pro forma adjustment to increase the amortization of goodwill associated with the Merger.
I) Pro forma adjustment to eliminate excess public company expenses recorded on Rally's.
J) Pro forma adjustment to eliminate loss from the Rally's equity investment in Checkers.
K) The merged weighted average number of common shares outstanding consists of 112,654 shares immediately following the Merger, effected for the one-for-twelve reverse split.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.0   The following financial statements of the Registrant are included in
          Part II, Item 8:

          Index to Consolidated Financial Statements:
          Independent Auditors' Reports
          Consolidated balance sheets as of December 28, 1998 and December 28, 1997
          Consolidated statements of operations and comprehensive income for each of the three years in the three-year period ended December 28, 1998
          Consolidated statements of shareholders' equity for each of the three years in the three-year period ended December 28, 1998
          Consolidated statements of cash flow for each of the three years in the three-year period ended December 28, 1998
          Notes to consolidated financial statements

   2.0 All schedules have been omitted because the required information is not applicable, not required or is included elsewhere in the financial statements and notes thereto.

3.0     Exhibits:

        EXHIBIT
        NUMBER    DESCRIPTION OF DOCUMENT
        ------    -----------------------

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

         10.2* Amended and Restated Non-qualified Stock Option Plan. (Filed as Exhibit 10.3 to Amendment No. 1 to Rally's Registration Statement on Form S-1, dated October 11, 1989, and incorporated herein by reference.)

         10.3* First Amendment to the Amended and Restated Non-qualified Stock Option Plan, dated as of October 26, 1989. (Filed as
                  Exhibit 10.4 to Rally's Registration Statement on form S-1, dated December 29, 1989, and incorporated herein by reference.)

         10.4 Lease between Blue Ridge Associates and the Company dated November 17, 1987. (Filed as Exhibit 10.6 to Rally's Registration Statement on Form S-1, dated October 11, 1989, and incorporated herein by reference.)

         10.5* Rally's, Inc. 1990 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.5 to the 1996 10-K).

* Compensatory plan required to be filed as an exhibit pursuant to Item 14c of Form 10K.

         10.6* Rally's Hamburgers, Inc. 1995 Stock Option Plan for Non-employee Directors. (Filed as Exhibit A to Rally's definitive Proxy Statement, dated June 19, 1996, for the Annual Meeting of Stockholders held on July 10, 1996, and incorporated herein by reference.)

         10.7* Employment Agreement between the Company and Evan G. Hughes dated March 28, 1995. (Filed as Exhibit 10.13 to Rally's Quarterly Report on Form 10-Q for the quarter ended April 2, 1995, and incorporated herein by reference.)

         10.8* Employment Agreement between the Company and Donald E. Doyle dated March 1, 1996. (Filed as Exhibit 10.12 to Rally's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.)

         10.9* Supplemental Employment Agreement between the Company and Donald E. Doyle, dated February 11, 1997 (incorporated by reference to Exhibit 10.12 to the 1996 10-K).

         10.10 Operating Agreement by and between Rally's Hamburgers, Inc. and Carl Karcher Enterprises. (Filed as Exhibit 10.43 to CKE Restaurants, Inc.'s Quarterly Report on Form 10-Q for the quarter ended May 20, 1996, and incorporated herein by reference.)

         10.11 Consulting Agreement by and between Rally's Hamburgers, Inc. and CKE Restaurants, Inc. (incorporated by reference to Exhibit 10.16 to the 1996 10-K).

         10.12 Exchange Agreement, dated as of December 8, 1997, between Rally's Hamburgers, Inc., CKE, Fidelity, GIANT and the other parties named in Exhibit A thereto (incorporated by reference to Exhibit A to Rally's Statement on Schedule 13D, dated December 18, 1997.

         10.13* Management Services Agreement, dated November 30, 1997, between Checkers Drive-In Restaurants, Inc. and Rally's Hamburgers, Inc.

         10.14* Employment Agreement dated November 10, 1997, between the Company, Checkers Drive-In Restaurants, Inc. and Jay Gillespie.

         10.15 Certificate of Designation of Series A Participating Preferred Stock of Rally's Hamburgers, Inc., dated December 8, 1997.

         10.16 Form 10-K of Checkers Drive-In Restaurants, Inc. for the fiscal year ended December 29, 1997. (Filed with the Commission on March 30, 1998, and herein incorporated by reference.)

         10.17 Form 10-K of Checkers Drive-In Restaurants, Inc. for the fiscal year ended December 28, 1998. (Filed with the Commission on March 22, 1999, and herein incorporated by reference.)

         10.18 Agreement and Plan of Merger dated January 29, 1999 between the Company and Checkers Drive-In Restaurants, Inc.

         21       Subsidiaries of the Company:
                  (a)      Rally's of Ohio, Inc., an Ohio corporation.
                  (b) Self-Service Drive-Thru, Inc., a Louisiana corporation (merged with the Company, effective December 28, 1998).
                  (c) Rally's Finance, Inc., a Delaware corporation (merged with the Company, effective December 28, 1998).
                  (d)      Rally's Management, Inc., a Kentucky corporation.
                  (e)      ZDT Corporation, a Missouri corporation.
                  (f) RAR, Inc., a Delaware corporation (merged with the Company, effective December 28, 1998).
                  (g)      MAC1,
                           Inc., a Delaware corporation.
                  (h)      Hampton Roads Foods, Inc., a Louisiana corporation.

         23**     Consent of KPMG LLP

         24**     Consent of Arthur Andersen LLP

         27**       Financial Data Schedule

* Compensatory plan required to be filed as an exhibit pursuant to Item 14c of Form 10K.

** Filed herewith

(b)      Reports on Form 8-K:

         The following reports on Form 8-K were filed during the last quarter of year 1998:

         On September 25, 1998, the Company filed a report on Form 8-K under
         Item 5 announcing the signing of a letter of intent between the Company, Checkers Drive-In Restaurants, Inc. and GIANT GROUP, LTD. whereby the three companies would merge in an all-stock transaction.

         On November 2, 1998, the Company filed a report on Form 8-K under Item 5 announcing the termination of the proposed merger between the Company, Checkers Drive-In Restaurants, Inc. and GIANT GROUP, LTD.

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

                                      RALLY'S HAMBURGERS, INC.

Date: March 24, 1999

                                   By: /s/ JAMES J. GILLESPIE
                                       ----------------------
                                       James J. Gillespie
                                       President and Chief
                                       Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 1999.

         SIGNATURE                            TITLE
         ---------                            -----

/s/ WILLIAM P. FOLEY, II               Chairman and Director
------------------------
William P. Foley, II


/s/ JAMES J. GILLESPIE                 President, Chief Executive Officer and
------------------------                Director (Principal Executive Officer)
James J. Gillespie


/s/ JOSEPH N. STEIN                    Executive Vice President,
------------------------                Chief Financial Officer
Joseph N. Stein                         (Principal Financial and Accounting
                                        Officer)

/s/ TERRY N. CHRISTENSEN               Director
------------------------
Terry N. Christensen


/s/ WILLIE D. DAVIS                    Director
------------------------
Willie D. Davis


/s/ DAVID GOTTERER                     Director
------------------------
David Gotterer


/s/ RONALD MAGGARD                     Director
------------------------
Ronald Maggard


/s/ ANDREW PUZDER                      Director
-------------------------
Andrew Puzder


/s/ BURT SUGARMAN                      Director
-------------------------
Burt Sugarman


/s/ C. THOMAS THOMPSON                 Director
------------------------
C. Thomas Thompson