Form 10-Q
period 1999-03-22
RALLYS HAMBURGERS INC
filed 1999-05-06
CIK 854873

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 22, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ______ to ________

                              --------------------

                         COMMISSION FILE NUMBER 0-17980

                              --------------------

                            RALLY'S HAMBURGERS, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                      62-1210077
     State or other jurisdiction of                        (IRS Employer
     incorporation or organization)                      Identification No.)

14255 49TH STREET NORTH, BUILDING 1, SUITE 101
CLEARWATER, FLORIDA                                             33762
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

                            Yes[X]          No[ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                 CLASS - Common stock, Par value $.10 per share

                OUTSTANDING at April 20, 1999 - 29,335,243 shares

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

PART I       FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS

             CONDENSED CONSOLIDATED BALANCE SHEETS
                 MARCH 22, 1999 AND DECEMBER 28, 1998..........................3

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
                 INCOME QUARTERS ENDED MARCH 22, 1999 AND MARCH 22, 1998 ......5

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 QUARTERS ENDED MARCH 22, 1999 AND MARCH 22, 1998 .............6

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS..............7

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS...................................13

   ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. .....17

PART II        OTHER INFORMATION

   ITEM 1.   LEGAL PROCEEDINGS................................................17

   ITEM 2.   CHANGES IN SECURITIES ...........................................19

   ITEM 3.   DEFAULTS UPON SENIOR SECURITIES..................................19

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............19

   ITEM 5.   OTHER INFORMATION................................................19

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.................................19

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            RALLY'S HAMBURGERS, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                               (UNAUDITED)
                                                                                MARCH 22,   DECEMBER 28,
                                                                                  1999          1998
                                                                                ---------   ------------
CURRENT ASSETS:

Cash and cash equivalents                                                       $  6,729      $  4,601
Restricted cash                                                                    1,242         1,880
Investments                                                                           95            47
Accounts receivable, net                                                           2,596         2,597
Notes receivable, net - current portion                                              120           153
Inventory                                                                            872         1,017
Prepaid expenses and other current assets                                            538           310
Assets held for sale                                                               1,131         1,131
                                                                                --------      --------
    Total current assets                                                          13,323        11,736


Property and equipment, net                                                       60,290        61,914
Investment in affiliate, net of accumulated amortization                          22,567        23,001
Notes receivable, net - less current portion                                         344           375
Goodwill, net of accumulated amortization                                          8,318         8,477
Reacquired franchise and territory rights, net of accumulated amortization        11,358        11,620
Other intangibles, net of accumulated amortization                                 3,726         3,783
Other assets, net of accumulated amortization                                      2,276         2,400
                                                                                --------      --------
                                                                                $122,202      $123,306
                                                                                ========      ========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            RALLY'S HAMBURGERS, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     (UNAUDITED)
                                                                                       MARCH 22,    DECEMBER 28,
                                                                                         1999           1998
                                                                                      ----------    ------------
CURRENT LIABILITIES:

Accounts payable                                                                      $   5,595       $   3,686
Reserves for restaurant relocations and abandoned sites                                   3,180           3,148
Accrued liabilities                                                                       8,910           7,541
Current maturities of long-term debt and obligations under capital lease                  1,519           1,490
                                                                                      ---------       ---------
    Total current liabilities                                                            19,204          15,865

Senior notes, net of discounts                                                           53,543          55,768
Long-term debt, less current maturities                                                   7,629           7,819
Obligations under capital lease, less current maturities                                  4,959           5,230
Long-term reserves for restaurant relocations and adandoned sites                         2,077           2,275
Other noncurrent liabilities                                                              1,874           1,830
                                                                                      ---------       ---------

    Total liabilities                                                                    89,286          88,787

STOCKHOLDERS' EQUITY:

Preferred Stock, $.10 par value, authorized 5,000,000 shares, no shares
    outstanding                                                                              --              --

Common stock, $.10 par value, authorized 50,000,000 shares,
    issued 29,608,688 at March 22, 1999 and
    at December 28, 1998                                                                  2,961           2,961
Additional paid-in capital                                                               97,346          97,346
Retained deficit                                                                        (65,283)        (63,680)
                                                                                      ---------       ---------
                                                                                         35,024          36,627
Less treasury stock, at cost, 273,445 shares                                             (2,108)         (2,108)
                                                                                      ---------       ---------
    Net stockholders' equity                                                             32,916          34,519
                                                                                      ---------       ---------
                                                                                      $ 122,202       $ 123,306
                                                                                      =========       =========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            RALLY'S HAMBURGERS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                         QUARTER ENDED
                                                                    ------------------------
                                                                    MARCH 22,      MARCH 22,
                                                                      1999           1998
                                                                    ---------      ---------
REVENUES:
Restaurant sales                                                    $ 29,040       $ 30,962
Franchise revenues and fees                                              916          1,043
Owner fee income                                                         163            159
                                                                    --------       --------
    Total revenues                                                  $ 30,119       $ 32,164
                                                                    --------       --------

COSTS AND EXPENSES:
Restaurant food and paper costs                                        8,568         10,047
Restaurant labor costs                                                 9,420          9,708
Restaurant occupancy expense                                           1,770          1,552
Restaurant depreciation and amortization                               1,624          1,676
Other restaurant operating expense                                     2,824          2,663
Advertising expense                                                    1,801          1,644
Owner depreciation                                                       352            135
Other depreciation and amortization                                      570            627
General and administrative expenses                                    3,081          3,482
Losses on assets to be disposed of                                        --             31
                                                                    --------       --------
    Total costs and expenses                                          30,010         31,565
                                                                    --------       --------

    Operating income                                                     109            599

OTHER INCOME (EXPENSE):
Interest income                                                          188             77
Gains on bond repurchases                                                256             --
Loss on investment in affiliate                                         (434)           (42)
Interest expense                                                      (1,685)        (1,690)
                                                                    --------       --------

Loss before income tax expense                                        (1,566)        (1,056)
Income tax expense                                                        37             26
                                                                    --------       --------

        Net loss                                                    $ (1,603)      $ (1,082)
                                                                    ========       ========
        Comprehensive loss                                          $ (1,603)      $ (1,082)

 Net loss per common share - (basic and diluted)                    $  (0.05)      $  (0.04)
                                                                    ========       ========

Weighted average number of common shares - (basic and diluted)        29,335         24,568
                                                                    ========       ========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                               QUARTER ENDED
                                                                          -----------------------
                                                                          MARCH 22,     MARCH 22,
                                                                            1999          1998
                                                                          ---------     ---------
Cash flows from operating activities:
Net loss                                                                  $(1,603)      $(1,082)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                                           2,547         2,438
    Provision for losses on assets to be disposed of                           --            31
    Gains on bond repurchases                                                (256)           --
    Deferred loan costs amortization                                           99            94
    Provision for bad debt                                                    165            35
    Loss, net of amortization on investment in affilate                       434            42
Changes in assets and liabilities:
    Increase in accounts receivable                                          (139)       (1,033)
    Decrease in notes receivable                                               39            --
    Decrease (increase) in inventory                                          145           (55)
    (Increase) decrease in prepaid expenses and other current assets         (234)            7
    Decrease (increase) in deposits and other                                  34           (23)
    Increase in accounts payable                                            1,909         1,008
    Increase (decrease) in accrued liabilities                              1,223        (1,967)
                                                                          -------       -------
         Net cash provided by operating activities                          4,363          (505)
                                                                          -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                         (408)         (623)
Cash paid on business purchases                                                --           (32)
(Increase) decrease in investments                                            (48)          102
Proceeds from sale of assets                                                   --           119
                                                                          -------       -------
    Net cash used in investing activities                                    (456)         (434)
                                                                          -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash                                                   638            --
Proceeds from (repayments of) senior notes                                 (1,985)           --
Principal payments on long-term debt and capital lease obligations           (432)         (275)
                                                                          -------       -------
    Net cash used in financing activities                                  (1,779)         (275)
                                                                          -------       -------
    Net increase (decrease) in cash                                         2,128        (1,214)
CASH AT BEGINNING OF PERIOD                                                 4,601         4,008
                                                                          -------       -------
CASH AT END OF PERIOD                                                     $ 6,729       $ 2,794
                                                                          =======       =======
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION---
    Interest paid, net                                                    $   390       $   267
                                                                          =======       =======
    Income taxes paid                                                     $    --       $    21
                                                                          =======       =======


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. The operating results for the quarter ended March 22, 1999, are not necessarily an indication of the results that may be expected for the fiscal year ending January 03, 2000. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 28, 1998. Therefore it is suggested that the accompanying financial statements be read in conjunction with the Company's December 28, 1998 consolidated financial statements. As of December 29, 1997 the Company changed from a 13 week quarter to a 12 week quarter with the exception of the fourth quarter which will generally consist of sixteen weeks. The fiscal year will end on the Monday closest to December 31st. The Company's 1999 fiscal year will include a 53rd week, thereby increasing the fourth quarter to seventeen weeks.

(b) PURPOSE AND ORGANIZATION - The principal business of Rally's Hamburgers, Inc. (the "Company", "Rally's") is the operation and franchising of Rally's restaurants. Rally's is one of the largest chains of double drive-thru restaurants in the United States. At March 22, 1999, the Rally's system included 469 restaurants in 18 states located primarily in the Midwest and the Sunbelt and are comprised of 225 Company-owned and operated, 244 franchised restaurants, including 25 Company-owned restaurants in Western markets which are operated as Rally's restaurants by CKE Restaurants, Inc. ("CKE"), a significant shareholder of the Company, under an operating agreement which began in July, 1996. Two additional Company-owned stores covered by the operating agreement have been converted to the Carl's Jr. format and are not included in the above store count. The Company's restaurants offer high quality fast food. The Company primarily serves the drive-thru and take-out segments of the quick-service restaurant industry. The Company opened its first restaurant in January 1985 and began offering franchises in November 1986. The consolidated financial statements include Rally's Hamburgers, Inc. and its wholly owned subsidiaries. Rally's Hamburgers, Inc. and its subsidiaries are collectively referred to herein, as the context requires as "Rally's" or the "Company". All significant inter-company accounts and transactions have been eliminated. The investment in affiliate, which is 26.06% owned, represents an investment in Checkers Drive-In Restaurants, Inc. ("Checkers") and is recorded under the equity method.

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

(e) RECEIVABLES - Receivables consist primarily of franchise fees, royalties and notes due from franchisees and owner fee income and advances to the National Advertising Fund which provides broadcast creative production for use by the Company and its franchisees. Allowances for doubtful receivables were $1.1 million at March 22, 1999 and $969,000 at December 28, 1998.

(f) INVENTORY - Inventory is valued at latest invoice cost, which approximates the lower of first-in, first-out cost or market.

(g) IMPAIRMENT OF LONG LIVED ASSETS - The Company accounts for tangible property and intangibles under the Statement of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121), which requires the write-down of certain intangibles and tangible property associated with under performing sites to the level supported by the forecasted discounted cash flow in cases where undiscounted cash flow projected does not exceed the book value of the related assets.

(h) PROPERTY AND EQUIPMENT - Property and equipment are depreciated using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The estimated useful lives for financial reporting purposes are the shorter of 20 years or the lease life plus available renewal options for buildings and property held under capital leases, eight years for furniture and equipment, five years for software and computer systems and the life of the lease for leasehold improvements. Expenditures for major renewals and betterments are capitalized while expenditures for maintenance and repairs are expensed as incurred. Property and equipment held for sale includes various excess restaurant facilities and land. The aggregate carrying value of property and equipment held for sale is periodically reviewed and adjusted downward to market value, when appropriate.

(i) USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

(j) DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS - The balance sheets as of March 22, 1999 and December 28, 1998 reflect the fair value amounts which have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts of cash and cash equivalents, receivables, accounts payable, and long-term debt are a reasonable estimate of their fair value. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange.

(k) EARNINGS (LOSS) PER COMMON SHARE - Basic and diluted earnings (loss) per share are calculated in accordance with the Statement of Financial Accounting Standard No. 128, "Earnings per Share". Potentially dilutive common stock warrants and options have no effect, as they are anti-dilutive for all periods presented.

(l) OWNER FEE INCOME AND DEPRECIATION - Revenue received as a result of the operating agreement with CKE is referred to as owner fee income in the accompanying consolidated financial statements. Depreciation expenses related to the ongoing investment in the CKE-operated restaurants are referred to as owner depreciation in the accompanying consolidated financial statements.

(m) ADVERTISING COSTS - It is the Company's policy to expense advertising costs as incurred.

(n) RECLASSIFICATIONS - Certain items have been reclassified in the accompanying consolidated financial statements for prior periods in order to be comparable with the classification adopted for the current period. Such reclassifications had no effect on previously reported net income.

NOTE 2:  LIQUIDITY

         The Company has a working capital deficit of $5.9 million at March 22, 1999. It is anticipated that the Company will continue to have a working capital deficit since approximately 89% of the Company's assets are long-term (primarily property, equipment, investment in affiliate and intangibles), and since all operating trade payables, accrued expenses, and property and equipment payables are current liabilities of the Company. At March 22, 1999, a significant portion ($53.5 million) of the Company's long-term liabilities relate to the Company's Senior Notes that mature in June, 2000.

         The Company is currently evaluating alternatives for refinancing or repaying the outstanding Senior Notes that mature in June 2000. These alternatives include a sale-leaseback transaction or additional mortgage financing. Other options include the sale of certain company-owned markets to current or new franchisees in transactions that would provide immediate funds to reduce debt and would also provide a continued source of income through future royalties. There can be no assurance that the Company will be able to satisfy the entire principal balance of the Senior Notes on the maturity date of June 15, 2000.

NOTE 3:  LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                    MARCH 22,   DECEMBER 28,
                                                                                      1999          1998
                                                                                    ---------   ------------
Mortgages payable to FFCA Acquisition Corporation secured by eight
Company owned restaurants payable in 240 aggregate monthly installments of $40,082, including interest at 9.5%. The Company is required to utilize the
net proceeds of the loan to retire Senior Notes (See Note 2: "Liquidity")           $ 4,288       $ 4,300

Notes payable to former franchise owners for acquisition of market, secured by common stock of Hampton Road Foods, maturing March 13,
2001, bearing interest of 9%. The notes are payable in monthly principal
and interest installments ranging from $4,742 to $50,211                              3,891         4,022

Notes payable to banks, maturing at various dates through November 10,
2001, secured by property and/or equipment, bearing interest ranging from
1/2% above prime to 9.25%. The notes are payable in monthly principal and interest installments ranging from $1,531 to $13,333. Interest is payable
monthly                                                                                 244           323

Secured notes payable to a bank used to finance equipment and/or modular buildings for franchisees (the Franchisee Loans), maturing at various dates through July 15, 2000, bearing interest at prime plus 1/2%. The notes are payable in monthly principal installments of $4,875. Interest is payable
monthly                                                                                  63            78
                                                                                    -------       -------

                                                                                      8,486         8,723
Less current portion                                                                   (857)         (904)
                                                                                    -------       -------
                                                                                    $ 7,629       $ 7,819
                                                                                    =======       =======


NOTE 4:  RELATED PARTY TRANSACTION

         Effective November 30, 1997, the Company entered into a Management Services Agreement, pursuant to which the management of Checkers is providing key services to the Company, including executive management, financial planning and accounting, franchise administration, purchasing and human resources. In addition, the Company and Checkers share their executive officers, including Chief Executive Officer and the Chief Operating Officer. The total cost of these services was $1.7 million and $913,000 during the quarters ended March 22, 1999 and March 22, 1998. Effective April 6, 1999, the Company began sharing the services of the Chief Financial Officer with Checker's.

NOTE 5:  MERGER

         On January 29, 1999, Rally's and Checkers announced the signing of a definitive merger agreement pursuant to which both companies would merge in an all stock transaction, (the "Merger"). The Merger agreement provides that each outstanding share of Rally's stock will be exchanged for 1.99 shares of Checkers stock. Immediately following the Merger, the Checkers common stock will undergo a one-for-twelve reverse split resulting in total common shares outstanding of approximately 9,387,859. In addition, each of Rally's outstanding stock options (5.6 million at March 22, 1999) will be exchanged for Checkers options at an exchange rate of 1 to 1.99. The approximate 19.1 million shares of Checkers common stock which Rally's owns will be retired following the Merger. Checkers and Rally's have each received investment bankers' opinions as to the fairness of the exchange rate used in the Merger. The transaction is subject to certain approvals, including but not limited to approval by the shareholders of Checkers and Rally's and the holders of Rally's Senior Notes and is expected to close in the third quarter of fiscal year 1999.

         At March 22, 1999, Rally's owned 19,130,930 shares (26.06 percent) of the outstanding common stock of Checkers and public shareholders owned the remaining 54,277,177 shares of Checkers common stock. Checkers will issue 58,377,134 shares of its common stock to Rally's shareholders in exchange for all the outstanding common stock of Rally's (29,335,243 outstanding shares) at a 1 to 1.99 exchange ratio. After the transaction, Rally's shareholders will own 58,377,134 shares (51.8 percent of the outstanding common stock of the new Checkers) and the remaining 54,277,117 shares (48.2 percent of Checkers common stock) will then be held by then current shareholders of Checkers.

         The Merger transaction will be accounted for under the purchase method of accounting and will be treated as a reverse acquisition as the stockholders of Rally's will receive the larger portion of the voting interests in the combined enterprise. Accordingly, Rally's is considered the acquirer for accounting purposes and therefore, Checkers' assets and liabilities will be recorded based upon their fair market value .

         The following pro forma condensed consolidated financial data sets forth certain pro forma financial information giving effect to the Merger. The pro forma financial information is based on, and should be read in conjunction with the historical consolidated financial statements of each of the companies and the notes related thereto.

         The pro forma condensed consolidating balance sheet gives effect to the issuance of 58,377,134 shares of Checkers common stock in exchange for 29,335,243 shares of Rally's common stock, based upon the per share price of Checkers common shares at $0.531 and a one-for twelve reverse split, assuming the Merger had occurred March 22, 1999:

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             CHECKERS        RALLY'S
                                                             MARCH 22,      MARCH 22,        PRO FORMA
                                                               1999           1999          ADJUSTMENTS      MERGED
                                                             ---------      ---------       -----------     ---------
CURRENT ASSETS:
Total current assets                                            11,861         13,323               --         25,184
Property and equipment, net                                     77,162         60,290                         137,452
Investment in affiliate, including net goodwill                                                                    --
    of $11,717 after accumulated amortization                       --         22,567       A) (22,567)            --
Intangibles, net of accumulated amortization                     9,916         23,402       G)  19,391         52,709
Other assets, net of accumulated amortization                    1,232          2,620               --          3,852
                                                             ---------      ---------         --------      ---------
                                                             $ 100,171      $ 122,202         $ (3,176)     $ 219,197
                                                             =========      =========         ========      =========
CURRENT LIABILITIES:
Current liabilities                                             18,824         19,204       B)   1,500         39,528

Senior notes, net of discount, less current maturities              --         53,543                          53,543
Long-term debt and capital lease obligations, less                                                                 --
    current maturities                                          28,853         12,588                          41,441
Minority interests in joint ventures                               674             --                             674
Other long-term liabilities                                      8,323          3,951                          12,274
                                                             ---------      ---------         --------      ---------
      Total  liabilities                                        56,674         89,286            1,500        147,460

STOCKHOLDERS' EQUITY:
Preferred stock                                                     --             --               --             --
Common stock                                                        73          2,961       C)  (3,025)             9
Additional paid-in capital                                     121,579         97,346       D) (81,914)       137,011
Retained deficit                                               (77,755)       (65,283)      E)  77,755        (65,283)
                                                             ---------      ---------         --------      ---------
                                                                43,897         35,024           (7,184)        71,737
Less treasury stock, at cost                                      (400)        (2,108)      F)   2,508              -
                                                             ---------      ---------         --------      ---------
    Net stockholders' equity                                    43,497         32,916           (4,676)        71,737
                                                             ---------      ---------         --------      ---------
                                                             $ 100,171      $ 122,202         $ (3,176)     $ 219,197
                                                             =========      =========         ========      =========

A) Pro forma adjustment to record the elimination of Rally's original investment of $10,850 in Checkers common stock and the reclassification to intangibles of $11,717 of goodwill associated with Rally's investment in Checkers.
B) Pro forma adjustment to accrue estimated transaction costs related to the Merger.
C) Pro forma adjustments to record the issuance of 58,377 shares of Checkers common stock in exchange for Rally's outstanding shares, $58; to eliminate the previous common stock account of Rally's, ($2,961); to eliminate the par value associated with Rally's investment in Checkers common stock, ($19); and to effect a one-for-twelve reverse split, ($103).
D) Pro forma adjustments, in accordance with reverse acquisition accounting, to record the fair value of the outstanding 54,277 shares of common stock of Checkers valued at $0.531 per share, $28,767 which is net of related par value; eliminate the previous treasury stock of Rally's, ($2,108); eliminate the previous additional paid-in capital account of Checkers, ($121,579); to reduce additional paid in capital for the par value of the 58,377 shares issued to Rally's shareholders, ($58); to eliminate the previous common stock account of Rally's, $2,961; to attribute a $10,000 estimated fair value to the outstanding Checkers stock options and warrants, and effect a one-for-twelve reverse split, $103.
E) Pro forma adjustments to record the elimination of the retained deficit account of Checkers.
F) Pro forma adjustment to eliminate the previous treasury stock of Checkers, $400, as well as the treasury stock of Rally's, $2,108 which is cancelled as a result of the Merger.
G) Pro forma adjustment to record goodwill of $7,674 associated with the Merger and the reclassification of $11,717 of goodwill associated with Rally's original investment in Checkers (see A).

NOTE: The final adjustments to value the outstanding Checkers options and warrants as well as final adjustments to the fair value of assets and liabilities as a result of the Merger will not be known until the Merger is completed.

     The following unaudited pro forma condensed consolidating statement of operations sets forth certain pro forma financial information giving effect to the Merger, assuming the Merger had occurred December 29, 1998:

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      CHECKERS            RALLY'S
                                                                    TWELVE WEEKS        TWELVE WEEKS
                                                                       ENDED               ENDED
                                                                      MARCH 22,           MARCH 22,         PRO FORMA
                                                                        1999                1999           ADJUSTMENTS      MERGED
                                                                    ------------        ------------       -----------     --------
TOTAL REVENUES                                                        $ 31,713            $ 30,119                         $ 61,832
                                                                      --------            --------         --------        --------

COSTS AND EXPENSES:
Restaurant operating costs                                              26,434              24,206                           50,640
Advertising expense                                                      1,912               1,801                            3,713
Other expenses                                                              98                 352                              450
Other depreciation and amortization                                        454                 570       H)     200           1,224
General and administrative expense                                       2,917               3,081       I)     (88)          5,910
                                                                      --------            --------         --------        --------
          Total cost and expenses                                       31,815              30,010              112          61,937
                                                                      --------            --------         --------        --------

          Operating (loss) income                                         (102)                109             (112)           (105)

Other income (expense):
          Interest income                                                   58                 188                              246
          Gains on bond repurchases                                         --                 256                              256
          Loss on investment in affiliate                                   --                (434)      J)     434               -
          Interest expense                                              (1,181)             (1,685)                          (2,866)
                                                                      --------            --------         --------        --------

Loss before minority interest, income taxes                             (1,225)             (1,566)             322          (2,469)

Minority interests in (losses) earnings                                   (114)                 --                             (114)
                                                                      --------            --------         --------        --------

Loss before income taxes                                                (1,111)             (1,566)             322          (2,355)

Income taxes                                                                --                  37                               37
                                                                      --------            --------         --------        --------

Net (loss) earnings                                                   $ (1,111)           $ (1,603)        $    322        $ (2,392)
                                                                      ========            ========         ========        ========

Comprehensive (loss) earnings                                         $ (1,111)           $ (1,603)        $    322        $ (2,392)
                                                                      ========            ========         ========        ========

Net (loss) income per common share (basic and diluted)                  ($0.02)             ($0.05)                          ($0.25)
                                                                      ========            ========                         ========
Weighted average number of common shares
       (basic and diluted)                                              73,408              29,335                       K)   9,388
                                                                      ========            ========                         ========


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

         The following unaudited pro forma condensed consolidating statement of operations sets forth certain pro forma financial information giving effect to the Merger, assuming the Merger had occurred December 29, 1997:

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     CHECKERS           RALLY'S
                                                                    FISCAL YEAR        FISCAL YEAR
                                                                       ENDED              ENDED
                                                                    DECEMBER 28,       DECEMBER 28,     PRO FORMA
                                                                        1998               1998        ADJUSTMENTS       MERGED
                                                                    ------------       ------------    -----------      ---------
TOTAL REVENUES                                                        $145,708           $144,952                       $ 290,660
                                                                      --------           --------        -------        ---------

COSTS AND EXPENSES:
Restaurant operating costs                                             119,416            113,782                         233,198
Advertising expense                                                      6,921              9,853                          16,774
Other expenses                                                             516                647                           1,163
Other depreciation and amortization                                      2,275              2,503      H)    842            5,620
General and administrative expense                                      13,309             13,404      I)   (380)          26,333
SFAS 121 provisions                                                      2,953              3,362                           6,315
                                                                      --------           --------        -------        ---------
          Total cost and expenses                                      145,390            143,551            462          289,403
                                                                      --------           --------        -------        ---------

          Operating income (loss)                                          318              1,401           (462)           1,257

Other income (expense):
          Interest income                                                  272                480                             752
          Loss on investment in affiliate                                   --             (2,019)     J)  2,019               --
          Interest expense                                              (6,007)            (7,145)            --          (13,152)
                                                                      --------           --------        -------        ---------

Loss before minority interest and income tax
         expense (benefit)                                              (5,417)            (7,283)         1,557          (11,143)
Minority interests in operations of joint ventures                         (73)                --                             (73)
                                                                      --------           --------        -------        ---------

Loss before income tax expense (benefit)                                (5,344)            (7,283)         1,557          (11,070)
Income tax expense (benefit)                                                --                252                             252
                                                                      --------           --------        -------        ---------

Net (loss) earnings                                                     (5,344)            (7,535)         1,557          (11,322)
                                                                      ========           ========        =======        =========

Comprehensive (loss) earnings                                         $ (5,344)          $ (7,535)       $ 1,557        $ (11,322)
                                                                      ========           ========        =======        =========

Net loss per common share (basic and diluted)                           ($0.07)            ($0.28)                         ($1.21)
                                                                      ========           ========                       =========
Weighted average number of common shares
          (basic and diluted)                                           73,388             27,170                     K)    9,388
                                                                      ========           ========                       =========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The principal business of Rally's Hamburgers, Inc. (the "Company", "Rally's") is the operation and franchising of Rally's restaurants. At March 22, 1999, the Rally's system included 469 restaurants, comprised of 225 Company-owned and operated, 244 franchised restaurants, including 25 Company-owned restaurants in Western markets which are operated as Rally's restaurants by CKE Restaurants, Inc. ("CKE"), a significant shareholder of the Company, under an operating agreement which began in July, 1996. Two additional Company-owned stores covered by the operating agreement have been converted to the Carl's Jr. format and are not included in the above store count.

     On January 29, 1999, Rally's and Checkers Drive-In Restauraunt Drive-In Restaurants, Inc. ("Checkers") announced the signing of a definitive merger agreement pursuant to which both companies would merge in an all stock transaction (the "Merger"). The Merger agreement provides that each outstanding share of Rally's stock will be exchanged for 1.99 shares of Checkers stock. The approximate 19.1 million shares of Checkers common stock which Rally's owns will be retired following the Merger. The companies are continuing with the regulatory process necessary to submit the proposed merger to a vote of the shareholders and expect to complete the Merger in the third quarter of fiscal year 1999. See Note 5 to the condensed consolidated financial statements.

     On November 30, 1997, a Management Services Agreement was established between Rally's and Checkers pursuant to which Checkers is providing accounting, information technology and other management services to Rally's. At the same time, a new management team was hired to provide the operational and functional expertise necessary to explore the opportunities and potential synergies available to both companies. The relationship between Rally's and Checkers provided reductions in general and administrative expenses for both companies. Rally's corporate office in Louisville, Kentucky was closed in January 1998 as were various regional offices of both companies. The Management Services Agreement also provided for the supervision of both Checkers and Rally's operations by a single Regional Vice President, which increased spans of control with fewer personnel. Rally's general and administrative expenses during the quarter were approximately $401,000 below the same quarter of the prior year. The number of markets that contain both Checkers and Rally's units is limited and no markets in which either company utilizes broadcast media is shared. Therefore, the companies combined their advertising creative and media buying with one agency in August of 1998 which resulted in similar commercials running for both companies with savings of agency fees and production costs. Although both companies have benefited greatly by participating in the purchasing cooperative with CKE, further savings were realized during the year as product specifications were matched where possible.

     Comparable store sales at Rally's were 6.1% below the same quarter of the prior year. Rally's sales were negatively impacted by severe weather in January and increased discounting by the Company's competitors. The Company continues to benefit from the introduction of a two-patty platform that has enabled the Company to offer a lower priced burger to the price conscious consumer while also offering the new Super Rallyburger to customers desiring a premium product. Offering a lower priced burger with a smaller patty has enabled the Company to remain competitive at the $0.99 price point while controlling food and labor costs at the same time.

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

     The Company is currently evaluating alternatives for refinancing or repaying the outstanding Senior Notes that mature in June 2000. These alternatives include a sale-leaseback transaction or additional mortgage financing. Other options include the sale of certain Company-owned markets to current or new franchisees in transactions that would provide immediate funds to reduce debt and would also provide a continued source of income through future royalties.

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

RESULTS OF OPERATIONS

         The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's condensed consolidated statements of operations and operating data for the periods indicated:

                                                                                 QUARTER ENDED
                                                                                  (UNAUDITED)
                                                                             ----------------------
                                                                             MARCH 22,    MARCH 22,
                                                                                1999        1998
                                                                             ---------    ---------
REVENUES
    Restaurant sales                                                             96.4%        96.3%
    Franchise revenues and fees                                                   3.0%         3.2%
    Owner fee income                                                              0.5%         0.5%
                                                                             ---------    ---------
        Total  revenues                                                           100%         100%
                                                                             ---------    ---------

COSTS AND EXPENSES
    Restaurant food and paper costs (1)                                          29.5%        32.4%
    Restaurant labor costs (1)                                                   32.4%        31.4%
    Restaurant occupancy expense (1)                                              6.1%         5.0%
    Restaurant depreciation and amortization (1)                                  5.6%         5.4%
    Other restaurant operating expenses                                           6.2%         8.6%
    Advertising expense (1)                                                       9.7%         5.3%
    Owner depreciation (2)                                                      216.1%        85.0%
    Other depreciation and amortization                                           1.9%         1.9%
    General and administrative expense                                           10.2%        10.8%
    Losses on assets to be disposed of                                             --          0.1%
                                                                             ---------    ---------
     Operating income                                                             0.4%         1.6%
                                                                             ---------    ---------

OTHER INCOME (EXPENSE)
    Interest income                                                               0.6%         0.2%
    Gains on bond repurchases                                                     0.8%          --
    Loss on investment in affiliate                                              (1.4)%       (0.1)%
    Interest expense                                                             (5.6)%       (5.3)%
                                                                             ---------    ---------

    Loss before income tax expense                                               (5.2)%       (3.3)%
    Income tax expense                                                            0.1%         0.1%
                                                                             ---------    ---------
        Net loss                                                                 (5.3)%       (3.4)%
                                                                             =========    =========

(1) As a percent of restaurant sales.
(2) As a percent of Owner fee income


Number of restaurants (system-wide):
    Restaurants open at the beginning of period                                   475          477
                                                                             ---------    ---------
    Company restaurants opened (closed or transferred),
          net during period                                                        (1)          --
     Franchised restaurants opened (closed or transferred),
           net during period                                                       (5)           1
                                                                             ---------    ---------
     Total restaurants opened (closed or transferred), net during period           (6)           1
                                                                             ---------    ---------
     Total restaurants open at end of period                                      469          478
                                                                             =========    =========

COMPARISON OF HISTORICAL RESULTS - QUARTER ENDED MARCH 22, 1999 AND QUARTER ENDED MARCH 22, 1998

         REVENUES. Total revenue for the quarter ended March 22, 1999 of $30.1 million reflects a decrease of $2.0 million from the revenue of $32.2 million that was recognized for the quarter ended March 22, 1998. Comparable store sales for Company-owned restaurants decreased 6.1% compared to the same twelve weeks of the prior year. Comparable Company-owned restaurants are those continuously open during both reporting periods. Restaurants sales were negatively impacted during the quarter by severe weather in January and increased discounting by our competitors.

         COSTS AND EXPENSES. Restaurant food and paper cost decreased to 29.5% of restaurant sales in the quarter ended March 22, 1999 compared to 32.4% of restaurant sales in the quarter ended March 22, 1998. The decrease is due primarily to the introduction of the two-patty platform that utilizes a smaller hamburger patty for the value conscious customer.

         Restaurant labor costs, which includes restaurant employees' salaries, wages, benefits and related taxes increased to 32.4% of restaurant sales for the quarter ended March 22, 1999 compared to 31.4% of restaurant sales for the quarter ended March 22, 1998. This increase is due primarily to the impact of operating at a lower sales volume.

         Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance totaled $1.8 million or 6.1% of restaurant sales for the quarter ended March 22, 1999 compared to $1.6 million or 5.0% of restaurant sales for the quarter ended March 22, 1998. The dollar increase is due primarily to increased insurance and rental costs.

         Restaurant depreciation and amortization decreased to $1.6 million for the quarter ended March 22, 1999 compared to $1.7 million for the quarter ended March 22, 1998. This decrease was due to certain assets becoming fully depreciated since the end of the quarter ended March 22, 1998 and the net reduction of two units since that time period.

         Other restaurant operating expenses include all other restaurant level operating expenses other than food and paper costs, labor and benefits, rent and other occupancy costs and specifically includes utilities, maintenance and other costs. These expenses increased to $2.8 million or 9.7% of restaurant sales for the quarter ended March 22, 1999 compared to $2.7 million or 8.6% of restaurant sales during the quarter ended March 22, 1998, due to increased repair and maintenance expenditures.

         Advertising expense increased to $1.8 million or 6.2% of restaurant sales for the quarter ended March 22, 1999 compared to $1.6 million or 5.3% of restaurant sales for the quarter ended March 22, 1998. The increase is due to an expanded schedule of television advertising, into additional markets as well as in those already using television, during the current fiscal quarter as compared to the comparable first quarter in the prior year.

         Owner expenses of $352,000 for the quarter ended March 22, 1999 represent the Company's segregated ownership cost related to the 25 units operated by CKE. These expenses consist primarily of depreciation and amortization associated with the properties, which have increased by $217,000 from the quarter ended March 22, 1998 due to a reduction in the estimated lives of the underlying assets.

         The loss on investment in affiliate of $434,000 for the quarter ended March 22, 1999 and $42,000 for the quarter ended March 22, 1998 represents the Company's share of the income (loss) of Checkers and the amortization of related goodwill.

         General and administrative expenses were $3.1 million for the quarter ended March 22, 1999 compared to $3.5 million for the quarter ended March 22, 1998. This reduction is due to additional savings associated with the Management Services Agreement with Checkers which gained the most significant effect in the middle of the first quarter of 1998.

         INTEREST EXPENSE. Interest expense remained consistent at $1.7 million for the quarter ended March 22, 1999 and $1.7 million for the quarter ended March 22, 1998.

         INTEREST INCOME. Interest income increased by $112,000 for the quarter ended March 22, 1999 to $188,000 compared to $77,000 for the quarter ended March 22, 1998 due to increases in the average investments.

         INCOME TAX. The Company's net tax provision for both quarters represents estimated state income taxes expected to be payable for both years. The Company has continued not recording a net tax benefit for the current book losses due to uncertainty of their ultimate realization.

LIQUIDITY AND CAPITAL RESOURCES

         Rally's cash flow from operating activities was approximately $4.4 million for the first quarter of 1999 compared with ($505,000) for the first quarter of the prior year. The notable increase from 1998 to 1999 resulted primarily from increased balances in accounts payable and accrued liabilities compared to the prior year.

         Capital expenditures of approximately $408,000 for the first quarter of 1999 were funded primarily through cash flow from operations. Approximately $185,000 of these expenditures were for the construction or conversion of new stores in 1999. Additionally, in 1999, $96,000 was spent to add dining rooms to test units. Remaining capital expenditures in 1999 of $127,000 were primarily for the purchase and installation of certain replacement equipment.

         During 1998 and prior to December 18, 1998, Rally's repurchased on the open market approximately $1.7 million face value of its Senior Notes at an average price of $887.90 per $1,000 principal amount. During the third quarter of 1998, the Company completed the required mandatory sinking fund payment due June 15, 1999 calculated to retire 33 1/3% in aggregate original principal amount of the Senior Notes. On December 18, 1998, Rally's entered into a $4.3 million mortgage transaction with FFCA Acquisition Corporation pursuant to which eight fee-owned properties were mortgaged. The terms of the transaction include a stated interest rate of 9.5% on the unpaid balance over a 20 year term with monthly payments totaling approximately $40,000. Rally's is required to utilize the entire net proceeds to reduce the Senior Notes. Purchases on the open market were initiated immediately after the mortgage was finalized and will be completed as they become available on the open market. As of March 22, 1999, the Company had utilized $2.7 million of the proceeds to repurchase $3.1 million face value of the Senior Notes.

         The Company is actively marketing the assets included in the caption "Assets held for sale" in the accompanying consolidated balance sheet and expects realization in cash over the next 12 months, although actual timing of such cash flows cannot be predicted. The assets contained in this caption are recorded at management's current estimate of fair market value less costs to sell. There can be no assurances that these values will ultimately be realized.

         On July 1, 1996, Rally's entered into a ten-year operating agreement with Carl Karcher Enterprises, Inc., a subsidiary of CKE Restaurants, Inc. (collectively referred to as "CKE"). Pursuant to the agreement, 27 (2 of which have been converted to a Carl's Jr. format) Rally's-owned restaurants located in California and Arizona are being operated by CKE. The Company retains ownership in the restaurants and receives from CKE a percentage of gross revenues referred to in the financial statements as owner fee income. This income is offset by the Company's segregated ownership costs related to these units, referred to as owner depreciation in the financial statements and consists primarily of noncash expenses of depreciation and amortization. The agreement has improved cash flow, generating approximately $714,000 in 1998 and $163,000 in the first quarter of 1999.

         On January 29, 1999, Rally's and Checkers Drive-In Restauraunt Drive-In Restaurants, Inc. ("Checkers") announced the signing of a definitive merger agreement pursuant to which both companies would merge in an all stock transaction (the "Merger"). The Merger agreement provides that each outstanding share of Rally's stock will be exchanged for 1.99 shares of Checkers stock. The approximate 19.1 million shares of Checkers common stock which Rally's owns will be retired following the Merger. The companies are continuing with the regulatory process necessary to submit the proposed merger to a vote of the shareholders and expect to complete the Merger in the third quarter of fiscal year 1999. See Note 5 to the condensed consolidated financial statements.

         Management has plans in place to improve profitability and cash flows from operations. The Company believes existing cash balances and cash flow from operations should be sufficient to fund its current operations and obligations for the remainder of fiscal year 1999. The ability of the Company to satisfy its obligations under the Senior Notes, however, continues to be dependent upon, among other factors, the Company successfully increasing revenues and profits. In addition, the Company is evaluating other alternatives for the repayment and refinancing of the Senior Notes. If the Company is unable to refinance the debt in full, management of the Company is evaluating a series of sale-leaseback or mortgage transactions and the possibility of selling Company-owned stores in certain markets to existing and potentially new franchisees. Management also anticipates that further debt reductions may also be accomplished by completing a private placement of preferred or common stock during the twelve months preceding the maturity date of the Senior Notes. There can be no assurance that the Company will be able to satisfy the entire principal balance of the Senior Notes on the maturity date of June 15, 2000.

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

The consulting and training required for the next Lawson and Cyborg upgrades are underway with targeted implementation dates during the third quarter of 1999 at a total cost to Rally's of approximately $50,000. Costs of replacing certain desktop computers and other required modifications at the corporate office are not expected to exceed $70,000. Pursuant to the Management Services Agreement that exists between Rally's and Checkers, the costs of compliance of shared corporate office systems are allocated between the two companies.

         An assessment of the computer systems utilized at the store level has also been completed. While the cash registers that are used for each transaction are Year 2000 compliant, the back-office computer and related software is not. The back-office computer is utilized for capturing and controlling such items as payroll and food cost and is required to sustain communication of this and other data to the corporate office. The Company has scheduled the purchase of new computer systems and the installation of the software currently utilized by the Checkers restaurants. Final testing of this software will be complete during the second quarter of 1999 and completion of the rollout is expected by August 31, 1999. The estimated cost of the project is approximately $500,000.

         Rally's is continuing to identify third parties that must be Year 2000 compliant to ensure the continued success of our operations. Letters were drafted to send to companies that provide financial services, utilities, inventory preparation and distribution and other key services. This communication was initiated during the first quarter of 1999 and will be completed during the second quarter of 1999. Rally's has not been notified of any anticipated Year 2000 related failures by these third parties but it can not be assured that all such entities will be operable on January 1, 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         LITIGATION - JONATHAN MITTMAN ET AL. V. RALLY'S HAMBURGERS, INC., ET AL. (Case NO. C-94-0039-L-CS). In January and February 1994, two putative class action lawsuits were filed, purportedly on behalf of the stockholders of Rally's, in the United States District Court for the Western District of Kentucky, Louisville division, against Rally's, Burt Sugarman and GIANT and certain of Rally's present and former officers and directors and its auditors. The cases were subsequently consolidated under the case name Jonathan Mittman et al vs. Rally's Hamburgers, Inc., et al, case number C-94-0039-L (CS). The complaints allege defendants violated the Securities Exchange Act of 1934, among other claims, by issuing inaccurate public statements about the Company in order to arbitrarily inflate the price of its common stock. The plaintiffs seek unspecified damages. On April 15, 1994, Rally's filed a motion to dismiss and a motion to strike. On April 5, 1995, the Court struck certain provisions of the complaint but otherwise denied Rally's motion to dismiss. In addition, the Court denied plaintiffs' motion for class certification; the plaintiffs renewed this motion, and despite opposition by the defendants, the Court granted such motion for class certification on April 16, 1996, certifying a class from July 20, 1992 to September 29, 1993. In October 1995, the plaintiffs filed a motion to disqualify Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP ("Christensen, Miller") as counsel for defendants based on a purported conflict of interest allegedly arising from the representation of multiple defendants as well as Ms. Glaser's position as both a former director of Rally's and a partner in Christensen, Miller. Defendants filed an opposition to the motion, and the motion to disqualify Christensen, Miller was denied. A settlement conference occurred on December 7, 1998, but was unsuccessful. Fact discovery is not yet complete, but it is anticipated that a deadline for completion of fact discovery will be set during 1999. No trial date has been set. Management is unable to predict the outcome of this matter at the present time or whether or not certain available insurance coverages will apply. The defendants deny all wrongdoing and intend to defend themselves vigorously in this matter. Because these matters are in a preliminary stage, the Company is unable to determine whether a resolution adverse to the Company will have a material effect on its results of operations or financial condition. Accordingly, no provisions for any liabilities that may result upon adjudication have been made in the accompanying financial statements. An estimate of defense costs reimbursable under the Company's directors' and officers' insurance is included in "Other Assets" in the accompanying consolidated financial statements.

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

         FIRST ALBANY CORP., AS CUSTODIAN FOR THE BENEFIT OF NATHAN SUCKMAN V. CHECKERS DRIVE-IN RESTAURANTS, INC. ET AL. Case No. 16667. This putative class action was filed on September 29, 1998, in the Delaware Chancery Court in and for New Castle County, Delaware by an alleged stockholder of 500 shares of the common stock of Checkers. The complaint names the Company and certain of its current and former officers and directors as defendants including William P. Foley, II, James J. Gillespie, Harvey Fattig, Joseph N. Stein, James T. Holder, Terry N. Christensen, Burt Sugarman and C. Thomas Thompson. The Complaint also names Checkers and GIANT as defendants. The complaint arises out of the proposed merger announced on September 28, 1998 between Rally's, Checkers and GIANT (the "Proposed Merger") and alleges generally, that certain of the defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of the common stock of Checkers in a "going-private" transaction for grossly inadequate consideration and in breach of the defendants' fiduciary duties. The plaintiff allegedly initiated the Complaint on behalf of all stockholders of Checkers as of September 28, 1998, and seeks INTER ALIA, certain declaratory and injunctive relief against the consummation of the Proposed Merger, or in the event the Proposed Merger is consummated, recision of the Proposed Merger and costs and disbursements incurred in connection with bringing the action, including attorney's fees, and such other relief as the Court may deem just and proper. In view of a decision by Rally's, GIANT and Checkers not to implement the transaction that had been announced on September 28, 1998, plaintiffs have agreed to provide the Company and all other defendants with an open extension of time to respond to the complaint. Plaintiffs have indicated that they will likely file an amended complaint in the event of the consummation of a merger between Rally's and Checkers. The Company believes the lawsuit is without merit and intends to defend it vigorously. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.

         DAVID J. STEINBERG AND CHAILE B. STEINBERG, INDIVIDUALLY AND ON BEHALF OF THOSE SIMILARLY SITUATED V. CHECKERS DRIVE-IN RESTAURANTS, INC., ET AL. Case No. 16680. This putative class action was filed on October 2, 1998, in the Delaware Chancery Court in and for New Castle County, Delaware by David J. Steinberg and Chaile B. Steinberg, alleged stockholders of an unspecified number of shares of the common stock of Checkers. The complaint names the Company and certain of its current and former officers and directors as defendants including William P. Foley, II, James J. Gillespie, Harvey Fattig, Joseph N. Stein, James
T. Holder, Terry N. Christensen, Burt Sugarman and C. Thomas Thompson. The Complaint also names Checkers and GIANT as defendants. As with the FIRST ALBANY complaint described above, this complaint arises out of the proposed merger announced on September 28, 1998 between the Rally's, Checkers and GIANT (the "Proposed Merger") and alleges generally, that certain of the defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of the Checkers' common stock in a "going-private" transaction for grossly inadequate consideration and in breach of the defendant's fiduciary duties. The plaintiffs allegedly initiated the Complaint on behalf of all stockholders of Checkers as of September 28, 1998, and seeks INTER ALIA, certain declaratory and injunctive relief against the consummation of the Proposed Merger, or in the event the Proposed Merger is consummated, recision of the Proposed Merger and costs and disbursements incurred in connection with bringing the action, including attorneys' fees, and such other relief as the Court may deem just and proper. For the reasons stated above in the description of the FIRST ALBANY action, plaintiffs have agreed to provide the Company and all other defendants with an open extension of time to respond to the complaint. Plaintiffs have indicated that they will likely file an amended complaint in the event of the consummation of a merger between Rally's and Checkers. The Company believes the lawsuit is without merit and intends to defend it vigorously. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         NASDAQ MINIMUM REQUIREMENTS-SHARE PRICE UNDER $1.00

           In November, 1998, Rally's received notice from NASDAQ that delisting could occur on February 22, 1999 if the Company's common stock failed to maintain a closing bid greater than or equal to $1.00 for ten consecutive trading days during the subsequent 90 day period. The Company's common stock price did not meet that criteria and management requested and was granted an oral hearing to present a plan of action to NASDAQ to regain compliance with this standard. The plan of action included the Merger with Checker's Drive-In Restaurants, Inc. and a subsequent one-for-twelve reverse stock split of the new stock. The Company has maintained its listing status beyond the April 23, 1999 hearing date and through the date of this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         10.18 Agreement and Plan of Merger, dated as of January 28, 1999, by and between the Company and Checkers Drive-In Restaurants, Inc. (incorporated by reference to Exhibit 10.18 to the Annual Report on form 10-K of the Company for the fiscal year ended
                December 28, 1998).

         27     Financial Data Schedule

(b)      Reports on 8-K:

         The following reports on Form 8-K were filed during the quarter ended March 22, 1999:

         The Company filed a report on Form 8-K with the Securities and Exchange Commission dated January 29, 1999, reporting under Item 5, the signing of the Agreement and Plan of Merger, dated as of January 28, 1999, pursuant to which Checkers will acquire all of the Company's stock in an all stock transaction. It was also reported that Checker's Drive-In Restaurants, Inc. will effect a one-for-twelve reverse stock split immediately following the merger.

         The Company filed a report on Form 8-K with the Securities and Exchange Commission dated April 6, 1999, reporting under Item 5, the appointment of Richard A. Peabody as Senior Vice President and Chief Financial Officer of Rally's and the resignation of Joseph N. Stein as Executive Vice President and Chief Financial Officer of Rally's and as Executive Vice President and Chief Administrative Officer of Checkers Drive-In Restaurants, Inc.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               RALLY'S HAMBURGERS, INC.
                                    (Registrant)


Date:  May 5, 1999             By: /s/ RICHARD A. PEABODY
                                  -----------------------
                               Richard A. Peabody
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                            MARCH 22, 1999 FORM 10-Q
                            RALLY'S HAMBURGERS, INC.
                                  EXHIBIT INDEX

EXHIBIT #                      EXHIBIT DESCRIPTION
---------                      -------------------


   10.18 Agreement and Plan of Merger, dated as of January 28, 1999, by and between the Company and Checkers Drive-In Restaurants, Inc. (incorporated by reference to Exhibit 10.18 to the Annual Report on form 10-K of the Company for the fiscal year ended
                December 28, 1998).

   27           Financial Data Schedule (included in electronic filing only).