Form 10-K/A
period 1998-12-28
RALLYS HAMBURGERS INC
filed 1999-05-28
CIK 854873

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

(Mark One)

           [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 28, 1998

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         FOR THE TRANSITION PERIOD FROM ______________ TO _____________.

                         COMMISSION FILE NUMBER 0-17980

                            RALLY'S HAMBURGERS, INC.
            ------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      DELAWARE                             62-1210077
   ----------------------------------------         ----------------------
           (STATE OR OTHER JURISDICTION                (I.R.S. EMPLOYER
        OF INCORPORATION OR ORGANIZATION)           IDENTIFICATION NUMBER)
              14255 49TH STREET NORTH
               BUILDING 1, SUITE 101                        33762
               CLEARWATER, FLORIDA                       ----------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

      (Registrant's Telephone Number, including Area Code): (727) 519-2000

The purpose of this amendment is to amend all items in their entirety to read as set forth herein.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           RALLY'S HAMBURGERS, INC.

                         1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


                                                                                            PAGE
                                                                                           -----
PART I
 Item 1.      Business .................................................................     3
 Item 2.      Properties ...............................................................    10
 Item 3.      Legal Proceedings ........................................................    11
 Item 4.      Submission of Matters to a Vote of Security Holders ......................    12

PART II
 Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters ....    13
 Item 6.      Selected Financial Data ..................................................    14
 Item 7.      Management's Discussion and Analysis of Financial Condition
                 and Results of Operations .............................................    15
 Item 7A.     Quantitative and Qualitative Disclosures about Market Risk ...............    24
 Item 8.      Financial Statements and Supplementary Data ..............................    26
 Item 9.      Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosures .............................................    58
PART III
 Item 10.     Directors and Executive Officers of the Registrant .......................    58
 Item 11.     Executive Compensation ...................................................    61
 Item 12.     Security Ownership of Certain Beneficial Owners and Management ...........    66
 Item 13.     Certain Relationships and Related Transactions ...........................    67

PART IV
 Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K ..........    68

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


     As of December 29, 1997 the Company changed from a fiscal year ending on the Sunday closest to December 31st to a fiscal year ending on the Monday closest to December 31st. This resulted in an extra day in fiscal 1998. The Company also changed its quarterly reporting periods from four 13-week quarters to three 12-week quarters and a 16-week fourth quarter


     Comparable store sales at Rally's were 1.8% below the prior year. Although sales continued to decline on a same store basis, the decrease in 1998 was the smallest in four years. Product innovations during the year included the shift from a 3.2 ounce hamburger patty to a two-patty platform featuring a 2.67 ounce patty and a 4.3 ounce patty. The 2.67 ounce patty allows Rally's to sell a fully-dressed Rallyburger for $0.99 while also offering the Super Rallyburger that utilizes the larger patty for a premium price. This change was necessary to ensure that Rally's can remain competitive as food and labor costs continue to escalate.


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


     In November, 1998, Rally's received notice from NASDAQ that delisting could occur on February 22, 1999 if the Company's common stock failed to maintain a closing bid greater than or equal to $1.00 for ten consecutive trading days during the subsequent 90-day period. As Rally's stock price did not meet the criteria, management attended an oral hearing to present a plan of action to NASDAQ to regain compliance with this standard. On May 14, 1999, the Company was notified by NASDAQ that its listing status would be continued until June 30, 1999. On or before that date, the Company must submit documentation of the consummation of the merger with Checkers.


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

     This new brand positioning continues to represent a strategic shift for Rally's away from its prior positioning which had been based primarily on low prices and quick service. Low prices and quick service are still important to guests, but the competitive environment has become so price oriented that basing a brand positioning on low prices is not unique enough to differentiate Rally's from its competitors. Further, relying too heavily on low prices and price promotion had a negative financial impact on Rally's, causing higher costs as a percentage of sales and lower profits. By focusing the brand positioning on what Rally's believes guests really want from a quick service hamburger restaurant and on what Rally's can effectively provide -- great tasting burgers at a fair price -- Rally's believes that it will be able to effectively differentiate itself from its competitors and improve its sales and guest count trends over time.

     In 1998 Rally's shifted its hamburger platform to create value options for its customers. The 3.2 ounce hamburger patty was replaced with a 2.67 ounce patty and a larger 4.0 ounce patty. The 2.67 ounce hamburger patty allows Rally's to sell a great $0.99 fully dressed Rallyburger to its customers, while the larger 4.0 ounce patty allows for an upsell opportunity to the premium Super Rallyburger sandwich. Additionally, Rally's continues to offer its One of a Kind Fries/registered trademark/, a chicken breast sandwich, onion rings, soft drinks and milk shakes. A limited number of additional products may be offered in some locations from time to time.

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

FRANCHISING PROGRAM; AREA DEVELOPMENT RIGHTS

     The Company offers area development agreements to franchisees for construction of one or more new restaurants over a defined period of time within a defined geographic area. The specific restaurant locations selected by franchisees are subsequently covered by separate franchise agreements. Under the standard area development agreement, a franchisee is generally required to pay, at the time the agreement is signed, a non-refundable fee of approximately $5,000 per potential restaurant in the defined geographic area. The number of potential restaurants is determined by negotiation between Rally's and the franchisee. The Company's standard area development agreement also provides for a franchise fee of approximately $30,000 for each restaurant, which is due when the franchise agreement with respect to a restaurant is executed. The standard franchise agreement is for a term of 15 years and provides for payment to Rally's of royalties equal to 4% of sales and minimum marketing expenditures of 4% of sales (1/2% of which is paid to the Rally's National Advertising Fund). Rally's requires each franchisee to have an approved full-time Principal Operator who is responsible for the supervision and conduct of the franchise. As of December 28, 1998, Rally's had 32 franchisees operating 223 restaurants (exclusive of the CKE-operated restaurants), representing approximately 47.3% of all systemwide restaurants. Total franchise fees and royalties recognized as revenues during 1998, 1997 and 1996 were $4.6 million, $4.8 million and $5.9 million, respectively.


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

  FRANCHISED RESTAURANTS (INCLUDING CKE -- OPERATED RESTAURANTS) (249)

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

PURCHASING


     Franchisees are required to purchase their equipment, food, beverages and supplies from Company-approved suppliers. All products must meet specifications set by Rally's. Management continually monitors the quality of the food, beverages and supplies provided to the restaurants. Rally's negotiates directly with wholesale suppliers to ensure consistent quality and freshness of products throughout the Rally's system and believes that it has obtained competitive pricing from its suppliers. The majority of the Company's food and paper is distributed by Fast Food Merchandisers, Inc. All essential food and beverage products are available or, upon short notice, could be made available from alternate qualified suppliers. Therefore, management believes that the loss of any one supplier would not have a material adverse effect on Rally's. During the year, Rally's continued participating with related parties in attempting to leverage aggregate purchase volumes of common items to obtain more favorable pricing. Rally's expects these efforts will continue in the future.


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

TRADEMARKS AND SERVICE MARKS

     Rally's regards its trademarks and service marks as having significant value and as being important to its marketing efforts. Rally's has registered its principal logo Rally's Hamburgers/registered trademark/ and its design with the U.S. Patent and Trademark Office (the "PTO") on the Principal Register as a service mark for its restaurant services. Rally's registered One of a Kind Fries/registered trademark/ with the PTO on the Principal Register as a trademark for its french fries. The Company also registered the Rallyburger/registered trademark/, Rally-Q/registered trademark/ and Smokin' Sausage/registered trademark/ with the PTO as a trademark for these Company sandwiches. Rally's has also filed with the PTO several applications to register service marks and trademarks used in connection with its advertising of products and services including the Big BufordTM sandwich. The Company's policy is to pursue registration of its marks whenever possible and to oppose strenuously any infringement of its marks.

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

Christensen, Burt Sugarman and C. Thomas Thompson. The Complaint also names Checkers and GIANT as defendants. The complaint arises out of the proposed merger announced on September 28, 1998 between Rally's, Checkers and GIANT (the "Proposed Merger") and alleges generally, that certain of the defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of the common stock of Checkers in a "going-private" transaction for grossly inadequate consideration and in breach of the defendants' fiduciary duties. The plaintiff allegedly initiated the Complaint on behalf of all stockholders of Checkers as of September 28, 1998, and seeks INTER ALIA, certain declaratory and injunctive relief against the consummation of the Proposed Merger, or in the event the Proposed Merger is consummated, recision of the Proposed Merger and costs and disbursements incurred in connection with bringing the action, including attorney's fees, and such other relief as the Court may deem just and proper. In view of a decision by Rally's, GIANT and Checkers not to implement the transaction that had been announced on September 28, 1998, plaintiffs have agreed to provide the Company and all other defendants with an open extension of time to respond to the complaint. Plaintiffs have indicated that they will likely file an amended complaint in the event of the consummation of a merger between Rally's and Checkers. The Company denies all wrongdoing and intends to defend the action vigorously. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.

     DAVID J. STEINBERG AND CHAILE B. STEINBERG, INDIVIDUALLY AND ON BEHALF OF THOSE SIMILARLY SITUATED V. CHECKERS DRIVE-IN RESTAURANTS, INC., ET AL. Case No. 16680. This putative class action was filed on October 2, 1998, in the Delaware Chancery Court in and for New Castle County, Delaware by David J. Steinberg and Chaile B. Steinberg, alleged stockholders of an unspecified number of shares of the common stock of Checkers. The complaint names Rally's and certain of its current officers and directors as defendants including William P. Foley, II, James J. Gillespie, Harvey Fattig, Joseph N. Stein, James
T. Holder, Terry N. Christensen, Burt Sugarman and C. Thomas Thompson. The Complaint also names Checkers and GIANT as defendants. As with the FIRST ALBANY complaint described above, this complaint arises out of the proposed merger announced on September 28, 1998 between Rally's, Checkers and GIANT (the "Proposed Merger") and alleges generally, that certain of the defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of the Checkers' common stock in a "going-private" transaction for grossly inadequate consideration and in breach of the defendant's fiduciary duties. The plaintiffs allegedly initiated the Complaint on behalf of all stockholders of Checkers as of September 28, 1998, and seeks INTER ALIA, certain declaratory and injunctive relief against the consummation of the Proposed Merger, or in the event the Proposed Merger is consummated, recision of the Proposed Merger and costs and disbursements incurred in connection with bringing the action, including attorneys' fees, and such other relief as the Court may deem just and proper. For the reasons stated above in the description of the FIRST ALBANY action, plaintiffs have agreed to provide the Company and all other defendants with an open extension of time to respond to the complaint. Plaintiffs have indicated that they will likely file an amended complaint in the event of the consummation of a merger between Rally's and Checkers. The Company denies all wrongdoing and intends to defend the action vigorously. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.


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

QUARTER ENDED 1998      MARCH 23     JUNE 15     SEPTEMBER 7     DECEMBER 28
--------------------   ----------   ---------   -------------   ------------
High ...............      $31/8     $21 5/16        $ 21/8         $13/16
Low ................       21/4      2               29/32          15/32

QUARTER ENDED 1997      MARCH 30      JUNE 29     SEPTEMBER 28     DECEMBER 28
--------------------   ----------   ----------   --------------   ------------
High ...............   $5           $3-13/16        $4              $4-5/8
Low ................    2-3/8        1-15/16         1-7/8           2

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


     In November, 1998, Rally's received notice from NASDAQ that delisting could occur on February 22, 1999 if the Company's common stock failed to maintain a closing bid greater than or equal to $1.00 for ten consecutive trading days during the subsequent 90-day period. As Rally's stock price did not meet the criteria, management attended an oral hearing to present a plan of action to NASDAQ to regain compliance with this standard. On May 14, 1999, the Company was notified by NASDAQ that its listing status would be continued until June 30, 1999. On or before that date, the Company must submit documentation of the consummation of the merger with Checkers.

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

                                                    DECEMBER 28,   DECEMBER 28,   DECEMBER 29,   DECEMBER 31,    JANUARY 1,
                                                        1998           1997           1996           1995           1995
                                                   -------------- -------------- -------------- -------------- -------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND STATISTICAL DATA)
Systemwide sales(1) ..............................    $286,876       $290,133       $316,670      $ 355,719      $ 370,087
                                                      ========       ========       ========      =========      =========
Company restaurant sales .........................    $139,602       $139,350       $156,445      $ 181,778      $ 178,476
Other revenues ...................................       5,350          5,580          6,307          7,081          7,842
                                                      --------       --------       --------      ---------      ---------
   Total revenues ................................     144,952        144,930        162,752        188,859        186,318
                                                      --------       --------       --------      ---------      ---------
(Loss) income from operations(2) .................        (618)         3,320          4,090        (36,470)       (14,636)
   Other expenses ................................      (6,665)        (7,381)        (8,057)        (9,910)        (9,619)
 Loss before taxes ...............................      (7,283)        (4,061)        (3,967)       (46,380)       (24,255)
Tax provision (benefit) ..........................         252            455           (675)           539         (4,982)
                                                      --------       --------       --------      ---------      ---------
 Loss before extraordinary items .................      (7,535)        (4,516)        (3,292)       (46,919)       (19,273)
Extraordinary items(3) ...........................          --             --          5,280             --             --
                                                      --------       --------       --------      ---------      ---------
   Net income (loss) .............................    $ (7,535)      $ (4,516)      $  1,988      $ (46,919)     $ (19,273)
                                                      ========       ========       ========      =========      =========
Income (loss) per common share:
 Loss before extraordinary items .................    $  (0.28)      $  (0.22)      $  (0.19)     $   (3.00)     $   (1.42)
Extraordinary item ...............................          --             --           0.31             --             --
                                                      --------       --------       --------      ---------      ---------
Net income (loss) per common share ...............    $  (0.28)      $  (0.22)      $   0.12      $   (3.00)     $   (1.42)
                                                      ========       ========       ========      =========      =========
Weighted average shares outstanding ..............      27,170         20,709         17,007         15,620         13,564
                                                      ========       ========       ========      =========      =========
Total assets .....................................    $123,306       $134,297       $112,258      $ 137,392      $ 169,416
Long-term debt and obligations under capital
 leases, including current portion ...............    $ 70,307       $ 68,444       $ 69,654      $  97,958      $  94,141
Cash dividends declared per common share .........    $     --       $     --       $     --      $      --      $      --
Restaurants open at end of period:
 Company .........................................         226            229            209            239            250
 Franchised ......................................         249            248            258            242            292
                                                      --------       --------       --------      ---------      ---------
Total ............................................         475            477            467            481            542
                                                      ========       ========       ========      =========      =========

---------------
(1) Systemwide sales consist of aggregate revenues of Company-owned and franchised restaurants (including CKE-operated restaurants).

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


     On November 30, 1997, a Management Services Agreement was established between Rally's and Checkers Drive-In Restaurants, Inc. ("Checkers") pursuant to which Checkers is providing accounting, information technology and other management services to Rally's. At the same time, a new management team was hired to provide the operational and functional expertise necessary to explore the opportunities and potential synergies available to both companies. The relationship between Rally's and Checkers provided reductions in general and administrative expenses for both companies. Rally's corporate office in Louisville, Kentucky was closed and as were various regional offices of both companies. The Management Services Agreement also provided for the supervision of both Checkers and Rally's operations by a single Regional Vice President, which increased spans of control with fewer personnel. The number of markets that contain both Checkers and Rally's units is limited and no markets in which either company utilizes broadcast media is shared. Therefore, the companies combined their advertising creative and media buying with one agency in August of 1998 which resulted in similar commercials running for both companies with savings of agency fees and production costs. Although both companies have benefited greatly by participating in the purchasing cooperative with CKE Restaurants, Inc., further savings were realized during the year as product specifications were matched where possible. Total fees incurred by the Rally's under this agreement were $5.6 million in 1998 and $95,000 in 1997.


     On January 29, 1999, Rally's and Checkers announced the signing of a definitive merger agreement pursuant to which both companies would merge in an all stock transaction, (the "Merger"). The Merger agreement provides that each outstanding share of Rally's stock will be exchanged for 1.99 shares of Checkers stock. The approximate 19.1 million shares of Checkers common stock which Rally's owns will be retired following the Merger. See Item 1. "Business -- Recent Developments".


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

RESULTS OF OPERATIONS

     The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in Rally's consolidated statements of income and operating data for the periods indicated:


                                                                                FISCAL YEAR ENDED
                                                                 -----------------------------------------------
                                                                  DECEMBER 28,     DECEMBER 28,     DECEMBER 29,
                                                                      1998             1997             1996
                                                                 --------------   --------------   -------------
REVENUES:
Restaurant sales .............................................        96.3%             96.2%           96.1%
Franchise revenues and fees ..................................         3.2%              3.3%            3.6%
Owner fee income .............................................         0.5%              0.5%            0.3%
                                                                     -----             -----           -----
                                                                     100.0%            100.0%          100.0%
                                                                     =====             =====           =====
COST AND EXPENSES:
Restaurant food and paper costs(1) ...........................        31.8%             32.3%           34.3%
Restaurant labor costs(1) ....................................        30.5%             29.8%           31.1%
Restaurant occupancy expense(1) ..............................         5.3%              4.7%            4.5%
Restaurant depreciation and amortization(1) ..................         5.2%              5.1%            4.9%
Other restaurant operating expenses(1) .......................         8.8%              9.2%            9.5%
Advertising expense(1) .......................................         7.1%              7.4%            5.0%
Owner depreciation(2) ........................................        90.6%             84.3%           90.9%
Other depreciation and amortization ..........................         1.7%              1.8%            1.4%
General and administrative expenses ..........................         9.2%             10.4%            9.9%
Impairment of long-lived assets ..............................         1.2%              0.0%            0.0%
Losses on assets to be disposed of ...........................         1.1%              0.1%            0.0%
                                                                     -----             -----           -----
INCOME FROM OPERATIONS .......................................         1.0%              2.3%            2.5%
Loss (income) net of amortization on investment
  in affiliate ...............................................         1.4%              0.5%            0.0%
Other income (expense) .......................................       ( 4.6)%           ( 4.6)%         ( 4.9)%
                                                                     -----             -----           -----
Net loss before income taxes and extraordinary items .........       ( 5.0)%           ( 2.8)%         ( 2.5)%
NET INCOME (LOSS) ............................................       ( 5.2)%           ( 3.1)%           1.2%
                                                                     =====             =====           =====
Number of restaurants (company-owned and franchised):
Restaurants open at the beginning of period ..................         477               467             481
                                                                     -----             -----           -----
Company restaurants opened (closed or transferred),
  net during period ..........................................          (3)               20             (30)
Franchised restaurants opened (closed or transferred),
  net during period ..........................................           1               (10)             16
                                                                     -----             -----           -----
Total restaurants opened (closed or transferred),
  net during period ..........................................          (2)               10             (14)
                                                                     -----             -----           -----
Total restaurants open at end of period ......................         475               477             467
                                                                     =====             =====           =====

----------------
(1) As a percentage of restaurant sales.

(2) As a percentage of owner fee income.

COMPARISON OF HISTORICAL RESULTS -- FISCAL YEARS 1998 AND 1997

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

     General and administrative expenses decreased $1.7 million in 1998 due to savings experienced as a result of Management Services Agreement with Checkers and the impact of $940,000 in 1997 associated with warrants that were issued to CKE and Fidelity National Financial, Inc. (Fidelity), on December 20, 1996.

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


     The following summarizes the activities in the reserves for restaurant relocations and abandoned sites as well as the activity associated with impairments of long-lived assets.

                                    BALANCE AT      ADDITIONS
                                     BEGINNING     CHARGED TO        CASH          OTHER       BALANCE AT
DESCRIPTION                           OF YEAR        EXPENSE       OUTLAYS        CHANGES      END OF YEAR
--------------------------------   ------------   ------------   -----------   ------------   ------------
    Year Ended December 28, 1998
     Impairment of long-lived
      assets ...................      $   --         $1,727       $     --       $ (1,727)       $   --
     Losses on assets to be
      disposed of ..............       4,558          1,635           (939)           169         5,423
                                      ------         ------       --------       --------        ------
                                      $4,558         $3,362       $   (939)      $ (1,558)       $5,423
                                      ======         ======       ========       ========        ======
    Year Ended December 28, 1997
     Impairment of long-lived
      assets ...................      $   --         $   --       $     --       $     --        $   --
     Losses on assets to be
      disposed of ..............       5,845            158         (1,486)            41         4,558
                                      ------         ------       --------       --------        ------
                                      $5,845         $  158       $ (1,486)      $     41        $4,558
                                      ======         ======       ========       ========        ======

     The ending balance each year in the reserves for restaurant relocations and abandoned sites consists of the Company's estimates for the ongoing carrying costs of each location which has been closed or was never developed. These costs include rents, property taxes, maintenance, utilities and in some cases the cost to relocate the modular restaurant to a storage facility. The cash outlays for these costs have been estimated for various terms ranging from five months to 11 years.


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


COMPARISON OF HISTORICAL RESULTS -- FISCAL YEARS 1997 AND 1996


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

     The following summarizes the activities in the reserves for restaurant relocations and abandoned sites as well as the activity associated with impairments of long-lived assets.

                                    BALANCE AT      ADDITIONS
                                     BEGINNING     CHARGED TO        CASH        OTHER      BALANCE AT
DESCRIPTION                           OF YEAR        EXPENSE       OUTLAYS      CHANGES     END OF YEAR
--------------------------------   ------------   ------------   -----------   ---------   ------------
    Year Ended December 28, 1997
     Impairment of long-lived
      assets ...................      $   --         $   --       $     --      $   --        $   --
     Losses on assets to be
      disposed of ..............       5,845            158         (1,486)         41         4,558
                                      ------         ------       --------      ------        ------
                                      $5,845         $  158       $ (1,486)     $   41        $4,558
                                      ======         ======       ========      ======        ======
    Year Ended December 29, 1996
     Impairment of long-lived
      assets ...................      $   --         $  824       $     --      $ (824)       $   --
     Losses on assets to be
      disposed of ..............       9,675           (804)        (3,830)        804         5,845
                                      ------         ------       --------      ------        ------
                                      $9,675         $   20       $ (3,830)     $  (20)       $5,845
                                      ======         ======       ========      ======        ======

     The ending balance each year in the reserves for restaurant relocations and abandoned sites consists of the Company's estimates for the ongoing carrying costs of each location which has been closed or was never developed. These costs include rents, property taxes, maintenance, utilities and in some cases the cost to relocate the modular restaurant to a storage facility. The cash outlays for these costs have been estimated for various terms ranging from five months to 11 years.


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


LIQUIDITY AND CAPITAL RESOURCES

     Rally's cash and cash equivalents increased approximately $593,000 to $4.6 million in 1998. Rally's cash flow from operating activities was approximately $2.5 million for 1998 compared to $8.3 million for 1997. Of this decrease, $3.4 million was attributable to a decrease in accounts payable balances and $3.1 million was due to a decrease in accrued liabilities. Offsetting these decreases was an increase in accounts receivable of $1.6 million.

     The Company utilized $2.2 million to fund investing activities during 1998. Included in capital expenditures of $2.3 million was $848,000 for the construction or conversion of new stores and $692,000 to add dining rooms to four test units. The remaining capital expenditures were primarily for the purchase and installation of replacement equipment. During 1998, the Company generated $615,000 of proceeds from the sale of property and equipment and utilized $855,000 for the acquisition of two restaurants.

     Financing activities for the year included the repayment of Senior Notes in the amount of $2.2 million and the repayment of other long term debt of $1.2 million.

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


     Management has plans in place to improve profitability and cash flows from operations. The Company believes existing cash balances and cash flow from operations should be sufficient to fund its current operations and obligations for the remainder of fiscal year 1999, including interest payments on the Senior Notes.

     The ability of the Company to satisfy its long-term obligations under the Senior Notes, however, continues to be dependent upon, among other factors, the Company successfully increasing revenues and profits. In addition, the Company is evaluating other alternatives for the repayment and refinancing of the Senior Notes. If the Company is unable to refinance the debt in full, management of the Company is evaluating a series of sale-leaseback transactions and the possibility of selling company-owned stores in certain markets to existing and potentially new franchisees. Management also anticipates that further debt reductions may also be accomplished by completing a private placement of preferred or common stock during the twelve months preceding the maturity date of the Senior Notes. There can be no assurance that the Company will be able to satisfy the entire principal balance of the Senior Notes on the maturity date of June 15, 2000.


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


     Administrative services such as accounting and payroll are provided to Rally's by Checkers. Checkers utilizes accounting software packages such as Lawson (general ledger/accounts payable) and Cyborg (payroll) that require periodic upgrades to benefit from the latest modifications to the programs. Typically, all releases of such upgrades must be implemented, eliminating a company's ability to move directly to the most recent release. During 1998, Checkers successfully implemented all required releases of both Lawson and Cyborg that preceded the Year 2000 compliant release. The consulting and training required for the next Lawson and Cyborg upgrades are underway with targeted implementation dates during the second quarter of 1999 at a total cost to Rally's of approximately $50,000. Costs of replacing certain desktop computers and other required modifications at the corporate office are not expected to exceed $70,000. The upgrade of corporate office systems is approximately 75% complete and should be finalized by August 31, 1999. Pursuant to the Management Services Agreement that exists between Rally's and Checkers, the costs of compliance of shared corporate office systems are allocated between the two companies.

     An assessment of the computer systems utilized at the store level has also been completed. The cash registers that are used for each transaction represent approximately 80% of the hardware in each restaurant and are Year 2000 compliant. The back-office computer that is utilized for capturing and controlling such items as payroll and food cost and is required to sustain communication of this and other data to the corporate office is not Year 2000 compliant. The Company has scheduled the purchase of new computer systems and the installation of the software currently utilized by the Checkers restaurants. Final testing of this software is complete and, the rollout is expected to be completed by August 31, 1999. The estimated cost of the project is approximately $500,000.

     The Company is continuing to identify third parties that must be Year 2000 compliant to ensure the continued success of our operations. Letters requesting written verification of compliance have been sent to companies that provide financial services, utilities, inventory preparation and distribution and other key services. The Company has not been notified of any anticipated Year 2000 related failures by these third parties but it can not be assured that all such entities will be operable on January 1, 2000. The distribution centers that deliver products to the restaurants maintain an adequate inventory to supply items for approximately three weeks. If suppliers are unable to deliver product to the distribution centers due to Year 2000 or other plant malfunctions, alternative suppliers are currently identified that could deliver product that matches the Company's specifications. If the Company is unable to obtain verification of Year 2000 compliance from its primary distributor by September 1, 1999, an alternative distributor will be selected to ensure continued delivery of inventory to the restaurants. Although not negotiated at this time, it is probable that the resulting delivery costs of the inventory would be higher resulting in higher food and paper costs for the Company. If documentation of Year 2000 compliance is not received from financial institutions by November 1, 1999, the Company will transfer its banking relationships to other banks at an incremental cost not expected to exceed $100,000. No contingency plans are available if the utility services for the restaurants are interrupted due to Year 2000 failures.


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

ITEM 7A.  QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKETS RISK

CAUTIONARY STATEMENT


     INFORMATION PROVIDED HEREIN BY THE COMPANY CONTAINS, AND FROM TIME TO TIME THE COMPANY MAY DISSEMINATE MATERIAL AND MAKE STATEMENTS WHICH MAY CONTAIN "FORWARD-LOOKING" INFORMATION. WE BELIEVE THAT THESE "FORWARD-LOOKING" STATEMENTS ARE WITHIN THE MEANING OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "ACT"). THESE CAUTIONARY STATEMENTS ARE BEING MADE PURSUANT TO THE PROVISIONS OF THE ACT AND WITH THE INTENTION OF OBTAINING THE BENEFITS OF THE "SAFE HARBOR" PROVISIONS OF THE ACT. THE COMPANY CAUTIONS INVESTORS THAT ANY FORWARD-LOOKING STATEMENTS MADE BY THE COMPANY ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING BUT NOT LIMITED TO, THE FOLLOWING:


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(1) FINANCIAL STATEMENTS. The Company's Financial Statements included in Item 8 hereof, as required, consist of the following:



                                                                     PAGE
                                                                    -----
Independent Auditors' Reports ...................................     27

Consolidated balance sheets --
  December 28, 1998 and December 28, 1997 .......................     29

Consolidated statements of operations and comprehensive income --
  Years ended December 28, 1998, December 28, 1997 and
  December 29, 1996 .............................................     31

Consolidated statements of stockholders' equity --
  Years ended December 28, 1998, December 28, 1997 and
  December 29, 1996 .............................................     32

Consolidated statements of cash flows --
  Years ended December 28, 1998, December 28, 1997 and
  December 29, 1996 .............................................     33

Notes to consolidated financial statements --
  Years ended December 28, 1998, December 28, 1997 and
  December 29, 1996 .............................................     34

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

                                   ARTHUR ANDERSEN LLP

Louisville, Kentucky
February 27, 1998

                            RALLY'S HAMBURGERS, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                    ASSETS

                                                                      DECEMBER 28,     DECEMBER 28,
                                                                          1998             1997
                                                                     --------------   -------------
CURRENT ASSETS:
 Cash and cash equivalents .......................................      $  4,601            4,008
 Restricted cash .................................................         1,880            1,380
 Investments .....................................................            47              446
 Accounts receivable, net ........................................         2,597            1,949
 Notes receivable, net ...........................................           153               --
 Inventory .......................................................         1,017            1,052
 Prepaid expenses and other current assets .......................           310            1,057
 Property and equipment held for sale ............................         1,131            1,076
                                                                        --------            -----
   Total current assets ..........................................        11,736           10,968
Property and equipment, net ......................................        61,914           68,067
Investment in affiliate, net of accumulated amortization .........        23,001           24,988
Notes receivable, net ............................................           375              872
Goodwill, net of accumulated amortization of
  $3,062 and $2,811, respectively.................................         8,477            9,913
Reacquired franchise and territory rights, net of
  accumulated amortization of $4,129
  and $2,991, respectively........................................        11,620           12,758
Other intangibles, net of accumulated
  amortization of $1,470
  and $2,894, respectively........................................         3,783            4,334
Other assets, net of accumulated
  amortization of $285 and
  $1,400, respectively............................................         2,400            2,397
                                                                        --------           ------
                                                                        $123,306         $134,297
                                                                        ========         ========

                 See Notes to Consolidated Financial Statements

                           RALLY'S HAMBURGERS, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        DECEMBER 28,     DECEMBER 28,
                                                                            1998             1997
                                                                       --------------   -------------
CURRENT LIABILITIES:
Accounts payable ...................................................     $   3,686        $   7,076
Accrued wages, salaries and benefits ...............................         1,825            2,262
Reserves for restaurant relocations and abandoned sites ............         3,148            1,665
Accrued liabilities ................................................         5,716            8,596
Current maturities of long-term debt and obligations
  under capital lease ..............................................         1,490            1,194
                                                                         ---------        ---------
   Total current liabilities .......................................        15,865           20,793
Senior notes, net of discount of $59 and $321, respectively.........        55,768           58,005
Long-term debt, less current maturities ............................         7,819            4,017
Obligations under capital lease, less current maturities ...........         5,230            5,228
Long-term reserves for restaurant relocations
  and abandoned sites ..............................................         2,275            3,655
Other noncurrent liabilities .......................................         1,830            1,086
                                                                         ---------        ---------
   Total liabilities ...............................................        88,787           92,784
STOCKHOLDERS' EQUITY:
 Preferred Stock, $.10 par value, authorized
   5,000,000 shares, issued, none at
   December 28, 1998 and 45,667 at
   December 28, 1997 ...............................................            --                5
Common stock, $.10 par value, authorized
  50,000,000 shares, issued 29,608,688 at
  December 28, 1998 and 24,836,900 at
  December 28, 1997 ................................................         2,961            2,484
Additional paid-in capital .........................................        97,346           97,277
Retained deficit ...................................................       (63,680)         (56,145)
                                                                         ---------        ---------
                                                                            36,627           43,621
Less treasury stock, at cost, 273,445 shares .......................        (2,108)          (2,108)
                                                                         ---------        ---------
   Net stockholders' equity ........................................        34,519           41,513
                                                                         ---------        ---------
                                                                         $ 123,306        $ 134,297
                                                                         =========        =========

                 See Notes to Consolidated Financial Statements

                           RALLY'S HAMBURGERS, INC.
                               AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            FISCAL YEAR ENDED
                                                             -----------------------------------------------
                                                              DECEMBER 28,     DECEMBER 28,     DECEMBER 29,
                                                                  1998             1997             1996
                                                             --------------   --------------   -------------
REVENUES:
Restaurant sales .........................................      $139,602         $139,348        $156,445
Franchise revenues and fees ..............................         4,636            4,838           5,867
Owner fee income .........................................           714              744             440
                                                                --------         --------        --------
Total revenues ...........................................      $144,952         $144,930        $162,752
                                                                --------         --------        --------
COSTS AND EXPENSES:
Restaurant food and paper costs ..........................        44,352           44,997          53,712
Restaurant labor costs ...................................        42,570           41,464          48,634
Restaurant occupancy expense .............................         7,333            6,487           7,093
Restaurant depreciation and amortization .................         7,234            7,069           7,744
Other restaurant operating expense .......................        12,293           12,782          14,871
Advertising expense ......................................         9,853           10,255           7,767
Owner depreciation .......................................           647              627             400
Other depreciation and amortization ......................         2,503            2,623           2,338
General and administrative expenses ......................        13,404           15,125          16,132
Impairment of long-lived assets ..........................         1,727               --             824
Losses on assets to be disposed of .......................         1,635              158            (804)
                                                                --------         --------        --------
   Total costs and expenses ..............................      $143,551         $141,587        $158,711
                                                                --------         --------        --------
   Operating income ......................................         1,401            3,343           4,041
                                                                --------         --------        --------
OTHER INCOME (EXPENSE):
Interest income ..........................................           480              750             614
Loss on investment in affiliate ..........................        (2,019)            (720)             --
Interest expense .........................................        (7,145)          (7,434)         (8,622)
                                                                --------         --------        --------
 Loss before income tax expense ..........................        (7,283)          (4,061)         (3,967)
Income tax expense (benefit) .............................           252              455            (675)
                                                                --------         --------        --------
   Net loss before extraordinary item ....................      $ (7,535)        $ (4,516)       $ (3,292)
Extraordinary item (net of tax expense of $1,350).........            --               --        $  5,280
                                                                --------         --------        --------
   Net (loss) income .....................................      $ (7,535)        $ (4,516)       $  1,988
                                                                ========         ========        ========
 Comprehensive (loss) income .............................      $ (7,535)        $ (4,516)       $  1,988
                                                                ========         ========        ========
Net loss per share before extraordinary item .............      $  (0.28)        $  (0.22)       $  (0.19)
                                                                ========         ========        ========
Extraordinary item .......................................            --               --        $   0.31
                                                                ========         ========        ========
Net (loss) income per common share
  (basic and diluted) ....................................      $  (0.28)        $  (0.22)       $   0.12
                                                                ========         ========        ========
Weighted average number of common shares
  outstanding (basic and diluted) ........................        27,170           20,709          17,007
                                                                ========         ========        ========

                 See Notes to Consolidated Financial Statements

                           RALLY'S HAMBURGERS, INC.
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (DOLLARS IN THOUSANDS)

                                                                                   ADDITIONAL     RETAINED
                                                 COMMON   PREFERRED    TREASURY      PAID-IN      EARNINGS      TOTAL
                                                  STOCK     STOCK        STOCK       CAPITAL     (DEFICIT)      EQUITY
                                                -------- ----------- ------------ ------------ ------------- -----------
Balances at December 31, 1995 .................  $1,593     $ --       $ (2,108)    $60,804      $ (53,617)   $  6,672
Issuance of common stock ......................       3      --              --          74             --          77
Shareholders rights offering ..................     483      --              --       9,975             --      10,458
Compensatory stock options
  and warrants ................................      --      --              --         170             --         170
Net income ....................................                                                      1,988       1,988
                                                                                                 ---------    --------
Balances at December 29, 1996 .................   2,079      --          (2,108)     71,023        (51,629)     19,365
Issuance of common stock ......................      14      --              --         264             --         278
Compensatory stock options
  and warrants ................................      --      --              --         957             --         957
Issuance of common stock and
  preferred to acquire investment
  in affiliate ................................     391       5              --      25,033             --      25,429
Net loss ......................................      --      --              --          --         (4,516)     (4,516)
                                                 ------     ----       --------     -------      ---------    --------
Balances at December 28, 1997 .................   2,484       5          (2,108)     97,277        (56,145)     41,513
Exercise of 49,080 employee stock
  options, net of $2 issuance costs............       4      --              --          83             --          87
Issuance of 156,008 shares of common
  stock in settlement of litigation, net of
  $10 issuance costs...........................      16      --              --         349             --         365
Conversion of preferred shares to
  common stock ................................     457        (5)           --        (452)            --          --
Other equity funding, net .....................      --      --              --          89             --          89
Net loss ......................................      --      --              --          --         (7,535)     (7,535)
                                                 ------     -----      --------     -------      ---------    --------
Balances at December 28, 1998 .................  $2,961     $--        $ (2,108)    $97,346      $ (63,680)   $ 34,519
                                                 ======     =====      ========     =======      =========    ========

                 See Notes to Consolidated Financial Statements

                           RALLY'S HAMBURGERS, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                          FISCAL YEARS ENDED
                                                              -------------------------------------------
                                                               DECEMBER 28,   DECEMBER 28,   DECEMBER 29,
                                                                   1998           1997           1996
                                                              -------------- -------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income ..........................................    $ (7,535)      $ (4,516)     $   1,988
 Adjustments to reconcile net (loss) earnings to net cash
   provided by operating activities:
  Depreciation and amortization .............................      10,386         10,319         10,482
  Impairment of long-lived assets ...........................       1,727             --            824
  Provisions for losses on assets to be disposed of .........       1,635            158           (804)
  Gain on bond repurchase ...................................        (163)            --         (6,630)
  Amortization of bond costs and discounts ..................         390            398            395
  Provisions for (recovery of) bad debt .....................         593           (392)           968
  Warrant expense ...........................................          --            940             20
  Loss, net of amortization, on investment in affiliate .....       2,019            720             --
  Loss on disposal of property & equipment ..................         211          1,025             --
 Changes in assets and liabilities:
  Increase in accounts receivable ...........................      (1,635)          (331)          (306)
  Decrease in notes receivable ..............................         219            256            312
  Decrease (increase) in inventory ..........................          86           (196)           262
  Decrease (increase) in prepaid expenses and other
    current assets ..........................................         979           (613)           (34)
  Decrease (increase) in other assets .......................          45            221           (121)
  (Decrease) increase in accounts payable ...................      (3,390)         1,081         (3,889)
  Decrease in accrued liabilities ...........................      (3,082)          (793)        (2,807)
                                                                 --------       --------      ---------
   Net cash provided by operating activities ................    $  2,485       $  8,277      $     660
                                                                 --------       --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures .......................................      (2,290)        (6,845)        (2,306)
 Acquisitions of restaurants ................................        (855)        (2,172)            --
 Decrease in investments ....................................         399          1,512          2,975
 Proceeds from sale of property and equipment ...............         615          1,872          4,392
 Cash paid for additional investment in affiliates ..........         (32)            --             --
                                                                 --------       --------      ---------
   Net cash (used in) provided by
      investing activities ..................................    $ (2,163)      $ (5,633)     $   5,061
                                                                 --------       --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 (Increase) decrease in restricted cash .....................        (500)           269           (966)
 Repayments of senior notes .................................      (2,168)            --        (19,612)
 Proceeds from issuance of long-term debt ...................       4,300             --             --
 Deferred loan costs incurred ...............................        (290)            --             --
 Principal payments on long-term debt .......................      (1,247)        (1,488)        (2,204)
 Net proceeds from issuance of common stock .................          87            298         10,535
 Other equity funding .......................................          89             --             --
                                                                 --------       --------      ---------
   Net cash provided by (used in) financing activities ......    $    271       $   (921)     $ (12,247)
                                                                 --------       --------      ---------
   Net increase (decrease) in cash ..........................         593          1,723         (6,526)
CASH AT BEGINNING OF PERIOD .................................       4,008          2,285          8,811
                                                                 --------       --------      ---------
CASH AT END OF PERIOD .......................................    $  4,601       $  4,008      $   2,285
                                                                 ========       ========      =========

                 See Notes to Consolidated Financial Statements

                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (TABULAR DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a) FINANCIAL STATEMENT PRESENTATION AND ORGANIZATION -- The accompanying consolidated financial statements include Rally's Hamburgers, Inc. and its wholly-owned subsidiaries. Rally's Hamburgers, Inc. and its subsidiaries are collectively referred to herein as the context requires as "Rally's" or the "Company". The investment in affiliate, which is owned more than 20% and less than 50% represents an investment in Checkers Drive-In Restaurants, Inc. ("Checkers") and is recorded on the equity method (See Note 2). All significant intercompany accounts and transactions have been eliminated.

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

     b) REVENUE RECOGNITION -- The Company recognizes franchise fees as income on the date a restaurant is opened, at which time the Company has performed its obligations relating to such fees. Area development fees are generated from the awarding of exclusive rights to develop, own and operate Rally's restaurants in certain geographic areas pursuant to an Area Development Agreement. Such fees are recognized as income on a pro rata basis as the restaurants are opened or upon the cancellation or expiration of an Area Development Agreement. Both franchise fees and area development fees are non-refundable. The Company also receives royalty fees from franchisees in the amount of 4% of each franchised restaurant's gross revenues, as defined in the Franchise Agreement. Royalty fees are recognized as earned.

                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     c) RECEIVABLES -- Receivables consist primarily of royalties and notes due from franchisees and advances to Rally's National Advertising Fund. A rollforward of the allowances for doubtful receivables is as follows:

                                                        ADDITIONS
                                               ----------------------------
                                   BALANCE AT   CHARGED TO
                                    BEGINNING   COSTS AND     CHARGED TO                  BALANCE AT
DESCRIPTION                           YEAR       EXPENSES   OTHER ACCOUNTS   DEDUCTIONS   END OF YEAR
--------------------------------- ------------ ----------- ---------------- ------------ ------------
   Year Ended December 29, 1996
    Accounts receivable .........    $1,375      $  751         $  (81)        $  339       $1,706
    Notes receivable ............       542         200             81            (30)         853
                                     ------      ------         ------         ------       ------
                                     $1,917      $  951         $    0         $  309       $2,559
                                     ======      ======         ======         ======       ======
   Year Ended December 28, 1997
    Accounts receivable .........    $1,706      $ (180)        $ (153)        $  942       $  431
    Notes receivable ............       853        (212)           148            558          231
                                     ------      ------         ------         ------       ------
                                     $2,559      $ (392)        $   (5)        $1,500       $  662
                                     ======      ======         ======         ======       ======
   Year Ended December 28, 1998
    Accounts receivable .........    $  431      $  471         $    0         $  259       $  643
    Notes receivable ............       231          95              0              0          326
                                     ------      ------         ------         ------       ------
                                     $  662      $  566         $    0         $  259       $  969
                                     ======      ======         ======         ======       ======

     d) PROPERTY AND EQUIPMENT -- Property and equipment are depreciated using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The estimated useful lives for financial reporting purposes are the shorter of 20 years or the lease life plus available renewal options for buildings and property held under capital leases, eight years for furniture and equipment, five years for software and computer systems and the life of the lease for leasehold improvements. Expenditures for major renewals and betterments are capitalized while expenditures for maintenance and repairs are expensed as incurred. Property and equipment held for sale includes various excess restaurant facilities and land. The aggregate carrying value of property and equipment held for sale is periodically reviewed and adjusted downward to market value, when appropriate.

     e) INVENTORY -- Inventory is valued at latest invoice cost which approximates the lower of first-in, first-out cost or market.

     f) CASH AND CASH EQUIVALENTS -- The Company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. Restricted Cash consists of cash on deposit with various financial institutions as collateral to support the Company's obligations to certain states for potential workers' compensation claims. This cash is not available for the Company's use until such time that the respective states permit its release. Cash equivalents at December 28, 1997 and December 28, 1998 were approximately $2.3 million and $1.5 million, respectively.

     g) INVESTMENTS -- All of the Company's investment securities are deemed as "available-for-sale" under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, investments are reported at fair value with unrealized holding gains and losses, excluding those losses considered to be other than temporary, reported as a net amount in a separate component of shareholders' equity. Provisions for declines in market value are made for losses considered to be

                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

other than temporary. Realized gains or losses from the sale of investments are based on the specific identification method. No unrealized gains or losses were recorded for any period presented, due to the quoted market prices of the Company's investments approximating the cost. Investments consisted of mortgage-backed securities at December 28, 1998 and December 28, 1997 of $47,000 and $446,000, respectively.

     h) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                 FISCAL YEAR ENDED
                                                  -----------------------------------------------
                                                   DECEMBER 28,     DECEMBER 28,     DECEMBER 29,
                                                       1998             1997             1996
                                                  --------------   --------------   -------------
   Interest paid ..............................       $6,714           $7,013           $8,639
   Income taxes paid ..........................       $  222           $  545           $  983
   Capital lease obligations incurred .........       $  627           $  386           $  111

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

     On April 24, 1998, the Company acquired two restaurants in settlement of litigation with a former franchisee (see Note 2). On July 9, 1997, the Company acquired from Arkansas Investment Group, Inc., substantially all the operating assets employed in the franchisee Rally's restaurants (see Note 2). These acquisitions were recorded as follows:

                                                               FISCAL YEAR ENDED
                                                -----------------------------------------------
                                                 DECEMBER 28,     DECEMBER 28,     DECEMBER 29,
                                                     1998             1997             1996
                                                --------------   --------------   -------------
   Fair value of assets acquired ............       $  949          $  2,800           $ --
   Issuance of common stock .................         (375)               --             --
   Issuance of note payable .................         (420)               --             --
   Utilization of bad debt and other reserves
     previously established .................          975                --             --
   Cash paid ................................         (855)           (2,200)            --
                                                    ------          --------           ----
   Receivables forgiven .....................       $  274          $    600           $ --
                                                    ======          ========           ====

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

     i) EARNINGS (LOSS) PER COMMON SHARE -- Basic earnings (loss) per common share is calculated based upon the Company's reported income and the weighted average common shares outstanding of 27,170, 20,709 and 17,007 for fiscal years 1998, 1997 and 1996, respectively. The income and average shares outstanding for purposes of the computation of diluted earnings per share are the same as for the computation of basic earnings per share. Potentially dilutive convertible preferred stock, common stock warrants and common stock options have no effect as they are anti-dilutive for all periods presented.

                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     j) STOCK OPTIONS -- The Company utilizes the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation".

     k) IMPAIRMENT OF LONG-LIVED ASSETS -- The Company accounts for long-lived assets under the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121) which requires the write-down of certain intangibles and tangible property associated with under performing sites. In applying SFAS No. 121 the Company reviewed all stores that recorded losses in the applicable fiscal years and performed a discounted cash flow analysis where indicated for each store based upon such results projected over a ten or fifteen year period. This period of time was selected based upon the lease term and the age of the building, which the Company believes is appropriate based upon its limited operating history and the estimated useful life of its restaurants. Impairments were recorded to adjust the asset values to the amount recoverable under the discounted cash flow analysis in the cases where the undiscounted cash flows were not sufficient for full asset recovery, in accordance with SFAS No. 121. The effect of applying SFAS No. 121 resulted in a reduction of property and equipment and goodwill of $1.7 million in 1998, $-0- in 1997 and $824,000 in 1996.

     l) INCOME TAXES -- The Company accounts for income taxes under the asset or liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


     m) DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS -- The balance sheets as of December 28, 1998 and December 28, 1997, reflect the fair value amounts which have been determined, using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.


     Cash and cash equivalents, receivables -- Due to the short maturity of these items, the carrying amounts are a reasonable estimate of their fair value.

     Investments and Senior Notes -- The fair values of investments and Senior Notes are based upon quoted market prices. At December 28, 1998 the carrying value and fair value of Senior Notes was $55.8 million and $44.4 million, respectively. At December 28, 1997, the carrying value and fair value of Senior Notes was $58.0 million and $55.2 million, respectively.

     Long-term debt -- The fair value of long-term debt approximates the carrying value due to all significant amounts bearing interest at rates which are variable or approximate a rate estimated to be available currently.

                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     n) GOODWILL, REACQUIRED FRANCHISE RIGHTS, OTHER INTANGIBLES AND OTHER ASSETS -- Goodwill, reacquired franchise and territory rights, other intangibles and other assets are being amortized using the straight-line method over the following periods:

                                                          AMORTIZATION
                                                             PERIOD
                                                         -------------
   Goodwill ..........................................    5-25 years
   Reacquired franchise and territory rights .........    5-20 years
   Other intangibles .................................    3-25 years
   Other assets.......................................    3-25 years

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

     o) OWNER FEE INCOME AND DEPRECIATION -- Revenue received as a result of the operating agreement with CKE is referred to as Owner fee income in the accompanying consolidated financial statements. Depreciation expenses related to the ongoing investment in the CKE-operated restaurants are referred to as Owner depreciation in the accompanying consolidated financial statements.

     p) ADVERTISING COSTS -- It is the Company's policy to expense advertising costs as incurred.

     q) RECLASSIFICATIONS -- Certain items in the 1997 and 1996 financial statement have been reclassified to conform with the 1998 presentation.

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

     On December 18, 1997, the Company acquired approximately 19.1 million shares of the common stock, $0.001 par value per share, of Checkers, pursuant to that certain Exchange Agreement, dated as of December 8, 1997 (the "Exchange Agreement"), between Rally's, CKE, Fidelity National Financial, Inc. ("Fidelity"), GIANT GROUP, LTD. ("GIANT") and the other parties named in the Exchange Agreement. CKE, Fidelity and GIANT beneficially owned 5,278,015 shares, 2,759,788 shares and 3,136,849 shares, respectively, of Rally's common stock prior to the consummation of the Exchange Agreement, approximately 23.9%, 12.7% and 15.2% of the then outstanding shares of Rally's common stock. In addition, Terry Christensen, William Foley, II, David

                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES

NOTE 2: ACQUISITIONS--(CONTINUED)

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

     Summarized financial information of Checkers follows:

                                                              FISCAL YEAR ENDED
                                               -----------------------------------------------
                                                DECEMBER 28,     DECEMBER 29,     DECEMBER 30,
                                                    1998             1997             1996
                                               --------------   --------------   -------------
   Condensed statement of operations data:
   Total revenues ..........................      $145,708        $ 143,894        $ 164,961
   Operating income (loss) .................           318           (3,977)         (42,212)
   Net loss ................................        (5,344)         (12,186)         (46,409)
   Preferred dividends .....................            --              696               --
   Net loss to common shareholders .........      $ (5,344)       $ (12,882)       $ (46,409)

                                                      FISCAL YEAR ENDED
                                       -----------------------------------------------
                                        DECEMBER 28,     DECEMBER 29,     DECEMBER 30,
                                            1998             1997             1996
                                       --------------   --------------   -------------
   Condensed balance sheet data:
   Current assets ..................      $ 12,298         $ 13,872         $ 20,955
   Non-current assets ..............        89,801          101,529          115,155
                                          --------         --------         --------
                                          $102,099         $115,401         $136,110
                                          ========         ========         ========
   Current liabilities .............      $ 18,608         $ 28,025         $ 46,679
   Non-current liabilities .........        38,883           37,004           49,091
   Stockholders' equity ............        44,608           50,372           40,340
                                          --------         --------         --------
                                          $102,099         $115,401         $136,110
                                          ========         ========         ========

     In December 1994, the Company entered into two franchise agreements with Kader Investments, Inc. ("Kader") for the development and operation of Rally's Hamburgers restaurants in Anaheim, California and Tustin, California. The Company assisted the franchisee in developing and

                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES

NOTE 2: ACQUISITIONS--(CONTINUED)

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

                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES

NOTE 3: RESTAURANT CLOSURES AND OTHER--(CONTINUED)

     The following summarizes the activities in the reserves for restaurant relocations and abandoned sites as well as the activity associated with impairments of long-lived assets.


                                    BALANCE AT      ADDITIONS
                                     BEGINNING     CHARGED TO        CASH          OTHER       BALANCE AT
DESCRIPTION                           OF YEAR        EXPENSE       OUTLAYS        CHANGES      END OF YEAR
--------------------------------   ------------   ------------   -----------   ------------   ------------
    Year Ended December 28, 1998
     Impairment of long-lived
      assets ...................      $   --         $1,727       $     --       $ (1,727)       $   --
     Losses on assets to be
      disposed of ..............       4,558          1,635           (939)           169         5,423
                                      ------         ------       --------       --------        ------
                                      $4,558         $3,362       $   (939)      $ (1,558)       $5,423
                                      ======         ======       ========       ========        ======
    Year Ended December 28, 1997
     Impairment of long-lived
      assets ...................      $   --         $   --       $     --       $     --        $   --
     Losses on assets to be
      disposed of ..............       5,845            158         (1,486)            41         4,558
                                      ------         ------       --------       --------        ------
                                      $5,845         $  158       $ (1,486)      $     41        $4,558
                                      ======         ======       ========       ========        ======
    Year Ended December 29, 1996
     Impairment of long-lived
      assets ...................      $   --         $  824       $     --       $   (824)       $   --
     Losses on assets to be
      disposed of ..............       9,675           (804)        (3,830)           804         5,845
                                      ------         ------       --------       --------        ------
                                      $9,675         $   20       $ (3,830)      $    (20)       $5,845
                                      ======         ======       ========       ========        ======

     The ending balance each year in the reserves for restaurant relocations and abandoned sites consists of the Company's estimates for the ongoing carrying costs of each location which has been closed or was never developed. Those costs include rents, property taxes, maintenance, utilities and in some cases the cost to relocate the modular restaurant to a storage facility. The cash outlays for these costs have been estimated for various terms ranging from five months to 11 years.


NOTE 4: RELATED PARTY TRANSACTIONS

     a) ISSUANCE OF WARRANTS -- On December 20, 1996, the Company issued warrants (the "Warrants") to purchase an aggregate of 1,500,000 restricted shares of its Common Stock to CKE and Fidelity. The Warrants were granted as an incentive to CKE and Fidelity to continue to participate in the identification and implementation of synergistic opportunities with the Company. The Warrants have a three-year term and became exercisable on December 20, 1997. The exercise price is $4.375 per share, the closing price of the Common Stock on December 20, 1996. The underlying shares of Common Stock have not been registered with the Securities and Exchange Commission and, therefore, are not freely tradable. If exercised, the Warrants would provide approximately $6.6 million in additional capital to the Company. The Company obtained a valuation analysis from an investment banking firm of national standing. Such analysis estimated the value of the Warrants to be approximately $960,000. Approximately $20,000 and $940,000 was expensed in 1996 and 1997, respectively.

     b) WEST COAST OPERATING AGREEMENT -- On July 1, 1996, the Company entered into a ten-year operating agreement with Carl Karcher Enterprises, Inc., the subsidiary of CKE that operates the Carl's Jr. restaurant chain. Pursuant to the agreement, CKE began operating 29 Rally's owned

                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES

NOTE 4: RELATED PARTY TRANSACTIONS--(CONTINUED)

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

     c) OPTION GRANTS TO NON-EMPLOYEES -- During 1996, the Company granted 150,000 options to certain individuals not employed by the Company for services provided. Approximately $84,000 has been expensed for these grants in general and administrative expenses in the accompanying 1996 Statement of Operations. Such options were granted at the market values on the dates of grant, were immediately exercisable and expire in five years.

     d) OTHER TRANSACTIONS -- The Company has had transactions with certain companies or individuals which are related parties by virtue of having stockholders in common, by being officers/ directors or because they are controlled by significant stockholders or officers/directors of the Company. Such transactions which impacted the Company's consolidated financial statements are summarized below. Information with respect to related party rent is disclosed in Note 10. The Company and its franchisees each pay 1/2% of sales to the Rally's National Advertising Fund (the "Fund"), established for the purpose of creating and producing advertising for the chain. The Fund is not included in the consolidated financial statements, although the Company's contributions to the Fund are included in the Advertising and Promotion Expenses in the Company's consolidated Statements of Operations.

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

                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES

NOTE 4: RELATED PARTY TRANSACTIONS--(CONTINUED)
SUMMARY OF RELATED PARTY TRANSACTIONS

                                        DECEMBER 28,     DECEMBER 28,
                                            1998             1997
                                       --------------   -------------
   BALANCE SHEET AMOUNTS
   Accounts receivable .............      $  1,510         $  1,078
   Notes receivable ................      $     53         $     86
   Investment in affiliate .........      $ 23,001         $ 24,988
   Accounts payable ................      $    221         $    520
   Accrued liabilities .............      $     53         $     65

                                                                      FISCAL YEAR ENDED
                                                       -----------------------------------------------
                                                        DECEMBER 28,     DECEMBER 28,     DECEMBER 29,
                                                            1998             1997             1996
                                                       --------------   --------------   -------------
   REVENUE AND TRANSACTION AMOUNTS
   Repurchase of Senior Notes (gross gain) .........        $ --             $ --            $6,339
   Owner fee income ................................         714              742               440
   Interest income .................................         117               52                49
                                                            ----             ----            ------
                                                            $831             $794            $6,828
                                                            ====             ====            ======

                                                                      FISCAL YEAR ENDED
                                                       -----------------------------------------------
                                                        DECEMBER 28,     DECEMBER 28,     DECEMBER 29,
                                                            1998             1997             1996
                                                       --------------   --------------   -------------
   EXPENSE AMOUNTS
   Legal ...........................................       $1,152           $1,017           $1,024
   Rent expense ....................................          352              396              470
   Owner depreciation ..............................          647              647              400
   Interest expense ................................            9               --              180
   Compensatory stock options and warrants .........           --              940              170
   Loss on investment in affiliate .................        2,019              720               --
   Management service agreement ....................        5,593               95               --
                                                           ------           ------           ------
                                                           $9,772           $3,815           $2,244
                                                           ======           ======           ======

NOTE 5: PROPERTY AND EQUIPMENT, NET

     Property and equipment consists of the following:

                                                   DECEMBER 28,     DECEMBER 28,
                                                       1998             1997
                                                  --------------   -------------
   Land ........................................     $  14,487        $  14,145
   Building and leasehold improvements .........        52,448           52,196
   Equipment, furniture and fixtures ...........        40,168           40,582
                                                     ---------        ---------
                                                       107,103          106,923
   Less accumulated depreciation ...............       (48,905)         (42,872)
                                                     ---------        ---------
                                                        58,198           64,051
                                                     ---------        ---------
   Property held under capital lease ...........         6,772            6,145
   Less accumulated amortization ...............        (3,056)          (2,129)
                                                     ---------        ---------
                                                         3,716            4,016
                                                     ---------        ---------
   Net property and equipment ..................     $  61,914        $  68,067
                                                     =========        =========

                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES

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

                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES

NOTE 7: LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                   DECEMBER 28,     DECEMBER 28,
                                                                                       1998             1997
                                                                                  --------------   -------------
Mortgages payable to FFCA Acquisition Corporation secured by eight
  Company owned restaurants payable in 240 aggregate monthly installments of $40,082, including interest at 9.5%. The Company is
  required to utilize the net proceeds of the loan to retire Senior Notes .....       $4,300          $   --

Notes payable to former franchise owners for acquisition of market, secured by common stock of Hampton Road Foods, maturing
  March 13, 2001, with outstanding balances due after last monthly payments, bearing interest of 9%. The notes are payable in monthly
  principal and interest installments ranging from $4,742 to $50,211...........        4,022           4,073

Notes payable to banks, maturing at various dates through November 10,
  2001, secured by property and/or equipment, bearing interest ranging from 1/2% above prime to 9.25%. The notes are payable in monthly principal and interest installments ranging from $1,531 to $13,333.
  Interest is payable monthly .................................................          323             530

Secured notes payable to a bank used to finance equipment and/or modular buildings for franchisees (the Franchisee Loans), maturing at various dates through July 15, 2000, bearing interest at prime plus 1/2%.
  The notes are payable in monthly principal installments of $4,875.
  Interest is payable monthly .................................................           78             136

Note payable to finance company due September 1998, secured by certain equipment, bearing interest at a rate of 7.3%. The note is payable in monthly principal and interest installments of $6,762, paid
  in 1998 .....................................................................           --              59
                                                                                      ------          ------
                                                                                       8,723           4,798
Less current portion ..........................................................         (904)           (781)
                                                                                      ------          ------
                                                                                      $7,819          $4,017
                                                                                      ======          ======

     At December 28, 1998, the prime rate was 7.75%.

     The following are the remaining annual maturities of long-term debt:

    YEAR
   --------
   1999 ...............    $  904
   2000 ...............       740
   2001 ...............     2,894
   2002 ...............       194
   2003 ...............       143
   Thereafter .........     3,848
                           ------
                           $8,723
                           ======

     The Company is subject to certain restrictive covenants under its debt agreements. If the eight properties included in the FFCA Mortgage transaction are not in compliance with certain financial performance criteria, the Company is allowed to substitute another property as security for the debt.

                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES

NOTE 8: COMMITMENTS AND CONTINGENCIES

     a) LEASE COMMITMENTS -- The Company leases certain land and buildings generally under agreements with terms of or renewable to 15 to 20 years. Some of the leases contain contingent rental provisions based on percentages of gross sales. The leases generally obligate the Company for the cost of property taxes, insurance and maintenance.

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

     Following is a schedule by year of future minimum lease commitments under all leases at December 28, 1998:

                                                               CAPITAL      OPERATING
YEAR                                                            LEASES       LEASES
----------------------------------------------------------   -----------   ----------
   1999 ..................................................    $  1,344      $ 5,701
   2000 ..................................................         961        5,175
   2001 ..................................................         929        4,994
   2002 ..................................................         694        4,298
   2003 ..................................................         716        3,523
   Thereafter ............................................       4,155       16,871
                                                              --------      -------
   Total minimum lease commitments .......................    $  8,799      $40,562
                                                                            =======
   Less amounts representing interest, discounted at rates
     ranging from 7.00% to 16.03% ........................      (2,983)
                                                              --------
   Present value of minimum lease payments ...............       5,816
   Current portion of capital lease obligations ..........        (586)
                                                              --------
   Long-term obligations under capital lease .............    $  5,230
                                                              ========

     Rent expense totalled $5.0 million, $4.8 million and $5.3 million in 1998, 1997 and 1996, respectively.

     b) SELF INSURANCE -- The Company is self-insured for most workers' compensation, general liability and automotive liability losses subject to per occurrence and aggregate annual liability limitations. The Company is also self-insured for health care claims for eligible participating employees subject to certain deductibles and limitations. The Company determines its liability for claims incurred but not reported on an actuarial basis.

     c) LITIGATION -- JONATHAN MITTMAN ET AL. V. RALLY'S HAMBURGERS, INC., ET AL. (Case No. C-94-0039-L-CS). In January and February 1994, two putative class action lawsuits were filed, purportedly on behalf of the stockholders of Rally's, in the United States District Court for the Western District of Kentucky, Louisville division, against Rally's, Burt Sugarman and GIANT and certain of Rally's present and former officers and directors and its auditors. The cases were subsequently consolidated under the case name Jonathan Mittman et al vs. Rally's Hamburgers, Inc., et al, case number C-94-0039-L(CS). The complaints allege defendants violated the Securities Exchange Act of 1934, among other claims, by issuing inaccurate public statements about the

                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES

NOTE 8: COMMITMENTS AND CONTINGENCIES--(CONTINUED)

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

     FIRST ALBANY CORP., AS CUSTODIAN FOR THE BENEFIT OF NATHAN SUCKMAN V. CHECKERS DRIVE-IN RESTAURANTS, INC. ET AL. Case No. 16667. This putative class action was filed on September 29, 1998, in the Delaware Chancery Court in and for New Castle County, Delaware by an alleged stockholder of 500 shares of the common stock of Checkers. The complaint names the Company and certain of its current officers and directors as defendants including William P. Foley, II, James J. Gillespie, Harvey Fattig, Joseph N. Stein, James T. Holder, Terry N. Christensen, Burt Sugarman and C. Thomas Thompson. The Complaint also names Checkers and GIANT as defendants. The complaint arises out of the proposed merger announced on September 28, 1998 between Rally's, Checkers and GIANT (the "Proposed Merger") and alleges generally, that certain of the defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of the common stock of Checkers in a "going-private" transaction for grossly inadequate consideration and in breach of the defendants' fiduciary duties. The plaintiff allegedly initiated the Complaint on behalf of all stockholders of Checkers as of September 28, 1998, and seeks INTER ALIA, certain declaratory and injunctive relief against the consummation of the Proposed Merger, or in the event the Proposed Merger is

                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES

NOTE 8: COMMITMENTS AND CONTINGENCIES--(CONTINUED)

consummated, recision of the Proposed Merger and costs and disbursements incurred in connection with bringing the action, including attorney's fees, and such other relief as the Court may deem just and proper. In view of a decision by Rally's, GIANT and Checkers not to implement the transaction that had been announced on September 28, 1998, plaintiffs have agreed to provide the Company and all other defendants with an open extension of time to respond to the complaint. Plaintiffs have indicated that they will likely file an amended complaint in the event of the consummation of a merger between Rally's and Checkers. The Company denies all wrongdoing and intends to defend the action vigorously. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.

     DAVID J. STEINBERG AND CHAILE B. STEINBERG, INDIVIDUALLY AND ON BEHALF OF THOSE SIMILARLY SITUATED V. CHECKERS DRIVE-IN RESTAURANTS, INC., ET AL. Case No. 16680. This putative class action was filed on October 2, 1998, in the Delaware Chancery Court in and for New Castle County, Delaware by David J. Steinberg and Chaile B. Steinberg, alleged stockholders of an unspecified number of shares of the common stock of Checkers. The complaint names the Company and certain of its current officers and directors as defendants including William P. Foley, II, James J. Gillespie, Harvey Fattig, Joseph N. Stein, James T. Holder, Terry N. Christensen, Burt Sugarman and C. Thomas Thompson. The Complaint also names Checkers and GIANT as defendants. As with the FIRST ALBANY complaint described above, this complaint arises out of the proposed merger announced on September 28, 1998 between the Rally's, Checkers and GIANT (the "Proposed Merger") and alleges generally, that certain of the defendants engaged in an unlawful scheme and plan to permit Rally's to acquire the public shares of the Checkers' common stock in a "going-private" transaction for grossly inadequate consideration and in breach of the defendant's fiduciary duties. The plaintiffs allegedly initiated the Complaint on behalf of all stockholders of Checkers as of September 28, 1998, and seeks INTER ALIA, certain declaratory and injunctive relief against the consummation of the Proposed Merger, or in the event the Proposed Merger is consummated, recision of the Proposed Merger and costs and disbursements incurred in connection with bringing the action, including attorneys' fees, and such other relief as the Court may deem just and proper. For the reasons stated above in the description of the FIRST ALBANY action, plaintiffs have agreed to provide the Company and all other defendants with an open extension of time to respond to the complaint. Plaintiffs have indicated that they will likely file an amended complaint in the event of the consummation of a merger between Rally's and Checkers. The Company denies all wrongdoing and intends to defend the action vigorously. No estimate of possible loss or range of loss resulting from the lawsuit can be made at this time.


     The Company is involved in other litigation matters incidental to its business. With respect to such other lawsuits, management does not believe the litigation in which it is involved will have a material effect upon its results of operation or financial condition.

     d) OTHER COMMITMENTS -- The Company is contingently liable on certain franchisee lease commitments totaling approximately $407,000. The Company from time to time negotiates purchase contracts for certain items used in its restaurants in the normal course of business. Although some of these contracts contain minimum purchase quantities, such quantities do not exceed expected usage over the term of such agreements.

     e) PURCHASE COMMITMENTS -- The Rally's Hamburger chain, which includes both the Company and some franchisee-owned stores, has purchase agreements with various suppliers extending beyond one year. Subject to the suppliers' quality and performance, the purchases covered by those agreements aggregate approximately $48.8 million in 1999 and a total of approximately $70.0 million for the years 2000 through 2004.

                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES

NOTE 9: INCOME TAXES

     The major components of the Company's computation of deferred tax assets and liabilities at December 28, 1998 and December 28, 1997 are as follows:

                                                                  DECEMBER 28,     DECEMBER 28,
                                                                      1998             1997
                                                                 --------------   -------------
   Excess of tax depreciation over book depreciation .........       $ 5,109         $ 9,316
   Acquired intangibles with no tax basis ....................         1,590           2,070
   Other .....................................................             2              17
                                                                     -------         -------
   Gross deferred tax liabilities ............................       $ 6,701         $11,403
                                                                     =======         =======
   Net operating loss carryforwards ..........................       $17,464         $17,488
   Amounts accrued for financial reporting purposes not
     yet deductible for tax purposes .........................         9,178          10,742
   Alternative minimum tax and targeted job
     tax credit carryforward .................................           937             937
   Other .....................................................           236           1,230
                                                                     -------         -------
   Gross deferred tax assets .................................       $27,815         $30,397
   Less valuation allowance ..................................        21,114          18,994
                                                                     -------         -------
   Net deferred tax asset ....................................       $ 6,701         $11,403
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

                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES

NOTE 9: INCOME TAXES--(CONTINUED)

     Income tax expense, including the tax provision on the extraordinary item in 1996, consists of the following:

                                                FISCAL YEAR ENDED
                                 -----------------------------------------------
                                  DECEMBER 28,     DECEMBER 28,     DECEMBER 29,
                                      1998             1997             1996
                                 --------------   --------------   -------------
   Current ...................        $252             $455             $675
   Deferred ..................          --               --               --
                                      ----             ----             ----
   Total tax expense .........        $252             $455             $675
                                      ====             ====             ====

     Income tax expense for the years ended December 28, 1998, December 28, 1997 and December 29, 1996 consisted of $252,000, $455,000 and $675,000 in state income tax expense

     A reconciliation of income tax expense with the federal statutory rate is as follows:

                                                                             FISCAL YEAR ENDED
                                                              -----------------------------------------------
                                                               DECEMBER 28,     DECEMBER 28,     DECEMBER 29,
                                                                   1998             1997             1996
                                                              --------------   --------------   -------------
   Provision (benefit) computed at statutory rate .........      $ (2,562)        $ (1,330)       $    905
   Tax effect of equity in loss of affiliate ..............           687              245              --
   State and local income taxes, net of federal
     income tax benefit ...................................           150              455             575
   Change in deferred tax asset valuation
     allowance ............................................         2,119            1,364          (1,169)
   Other ..................................................          (142)            (279)            364
                                                                 --------         --------        --------
                                                                 $    252         $    455        $    675
                                                                 ========         ========        ========

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

                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES

NOTE 10: STOCK-BASED COMPENSATION PLANS--(CONTINUED)

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

                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES

NOTE 10: STOCK-BASED COMPENSATION PLANS--(CONTINUED)

     A summary of the status of all options granted to employees and directors, as well as those options granted to non-employees (see Note 4), at December 28, 1998, December 28, 1997 and December 29, 1996, and changes during the years then ended is presented in the table and narrative below:

                                                    DECEMBER 28, 1998     DECEMBER 28, 1997    DECEMBER 29, 1996
                                                  ---------------------- ------------------- ---------------------
                                                                 WTD.                WTD.                   WTD.
                                                                 AVG.                AVG.                   AVG.
                                                               EXERCISE            EXERCISE               EXERCISE
                                                     SHARES      PRICE    SHARES     PRICE      SHARES     PRICE
                                                  ----------- ---------- -------- ---------- ----------- ---------
                                                                 (SHARES REPRESENTED IN THOUSANDS)
   Outstanding at beginning of year .............     3,859    $  2.99     3,664   $  2.98     2,219      $  4.24
   Granted at price equal to market .............     6,579       1.26       863      3.00     2,154         2.63
   Granted at price greater than market .........        --         --        --        --       176         1.75
   Exercised ....................................       (49)      1.63       (78)     2.48        (9)        3.05
   Forfeited ....................................    (1,672)      2.26      (429)     2.75      (207)        3.34
   Expired ......................................    (3,077)      2.54      (161)     3.63      (669)        5.62
                                                     ------    -------     -----   -------     -----      -------
   Outstanding at end of year ...................     5,640       1.36     3,859      2.99     3,664         2.92
                                                     ======    =======     =====   =======     =====      =======
   Exercisable at end of year ...................     4,615    $  1.54     2,921   $  3.07     2,359      $  3.21
   Weighted average of fair value of
     options granted ............................  $   0.90               $ 1.78              $ 1.31

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

     The following table summarizes information about stock options outstanding at December 28, 1998:

                                         WTD. AVG.
                        OUTSTANDING      REMAINING      WTD. AVG.        NUMBER       WTD. AVG.
      RANGE OF             AS OF        CONTRACTUAL      EXERCISE     EXERCISABLE     EXERCISE
   EXERCISE PRICES        12/28/98      LIFE (YRS.)       PRICE         12/28/98        PRICE
--------------------   -------------   -------------   -----------   -------------   ----------
   $0.531 to $2.00       3,770,287           5.7        $  .5765       2,745,065     $  .5922
   $ 2.01 to $3.00       1,735,830           2.7          2.8265       1,735,830       2.8265
   $ 3.01 to $4.00          20,000           2.4          3.4413          20,000       3.4413
   $ 4.01 to $5.00         113,900           0.3          4.3555         113,900       4.3555
--------------------     ---------           ---        --------       ---------     --------
   $0.53 to $20.00       5,640,017           4.6        $ 1.3555       4,614,795     $ 1.5378
====================     =========           ===        ========       =========     ========

                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES

NOTE 10: STOCK-BASED COMPENSATION PLANS--(CONTINUED)

     Had compensation cost for all option grants to employees and directors been determined consistent with FASB Statement No. 123, Rally's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                       FISCAL YEAR
                                                                          ENDED
                                                     DECEMBER 28,     DECEMBER 28,     DECEMBER 29,
                                                         1998             1997             1996
                                                    --------------   --------------   -------------
    Net Income (Loss):     As Reported ..........     $  (7,535)        $ (4,516)        $ 1,988
                           Pro Forma ............     $ (10,916)        $ (5,577)        $  (699)
    Earnings (Loss) Per
     Commmon Share:        As Reported ..........     $   (0.28)        $  (0.22)        $  0.12
                           Pro Forma ............     $   (0.40)        $  (0.27)        $ (0.04)

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

NOTE 11: QUARTERLY FINANCIAL DATA (UNAUDITED)

     As of December 29, 1997 the Company changed from a fiscal year ending on the Sunday closest to December 31st to a fiscal year ending on the Monday closest to December 31st. This resulted in an extra day in fiscal 1998. The Company also changed its quarterly reporting periods from four 13-week quarters to three 12-week quarters and a 16-week fourth quarter.

                                       FIRST       SECOND      THIRD       FOURTH
                                      QUARTER     QUARTER     QUARTER     QUARTER      TOTAL
                                    ----------- ----------- ----------- ----------- -----------
   YEAR ENDED DECEMBER 28, 1998
   Revenues .......................  $ 32,164    $ 34,450    $ 34,796    $ 43,542    $144,952
   Income from operations .........       557          32         531         281       1,401
   Net loss .......................    (1,082)     (1,600)     (1,011)     (3,842)     (7,535)
                                     --------    --------    --------    --------    --------
   Loss per common share
     (basic and diluted) ..........  $  (0.04)   $  (0.06)   $  (0.03)   $  (0.13)   $  (0.28)
                                     ========    ========    ========    ========    ========
   YEAR ENDED DECEMBER 28, 1997
   Revenues .......................  $ 32,595    $ 38,090    $ 38,522    $ 35,723    $144,930
   Income from operations .........       975       1,832         561         (25)      3,343
   Net income (loss) ..............      (952)         92      (1,148)     (2,508)     (4,516)
                                     --------    --------    --------    --------    --------
   Loss per common share
     (basic and diluted) ..........  $  (0.05)   $     --    $  (0.06)   $  (0.11)   $  (0.22)
                                     ========    ========    ========    ========    ========

                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES

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

     The business combination under the Merger will be accounted for under the purchase method. The transaction will be accounted for as a reverse acquisition as the stockholders of Rally's will

                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES

NOTE 13: SUBSEQUENT EVENTS--(CONTINUED)

receive the larger portion (51.8%) of the voting interests in the combined enterprise. For purposes of computing the resulting voting interests, exercisable options and warrants with exercise prices that exceed the market value of the common stock of the respective company have been excluded. Accordingly, Rally's is considered the acquirer for accounting purposes and therefore, Checkers' assets and liabilities will be recorded based upon their fair market value (see Note 14).

NOTE 14: PRO FORMA INFORMATION (UNAUDITED)

     The following pro forma condensed consolidated financial data sets forth certain pro forma financial information giving effect to the Merger. The pro forma financial information is based on, and should be read in conjunction with the historical consolidated financial statements of each of the companies and the notes related thereto. The pro forma condensed consolidating balance sheet gives effect to the issuance of 58,377,134 shares of Checkers common stock in exchange for 29,335,243 shares of Rally's common stock, based upon the per share price of Checkers common shares at $0.531 and a one-for twelve reverse split, assuming the Merger had occurred December 28, 1998:


                                                          CHECKERS        RALLY'S
                                                        DECEMBER 28,   DECEMBER 28,    PRO FORMA
                                                            1998           1998       ADJUSTMENTS     MERGED
                                                       -------------- -------------- ------------- -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CURRENT ASSETS:
Total current assets .................................      12,298      11,736                --       24,034
Property and equipment, net ..........................      78,390      61,914                        140,304
Investment in affiliate, including net goodwill of
  $11,861 after accumulated amortization..............          --      23,001      A)   (23,001)          --
Intangibles, net of accumulated amortization .........      10,123      23,880      G)    18,714       52,717
Other assets, net of accumulated amortization ........       1,288       2,775                          4,063
                                                            ------    --------         ---------      -------
                                                         $ 102,099    $123,306         $  (4,287)   $ 221,118
                                                         =========    ========         =========    =========
CURRENT LIABILITIES:
Current liabilities ..................................      18,608      15,865      B)     1,500       35,973
Senior notes, net of discount, less
  current maturities .................................          --      55,768                         55,768
Long-term debt and capital lease obligations, less
  current maturities .................................      29,654      13,049                         42,703
Minority interests in joint ventures .................         802          --                            802
Other long-term liabilities ..........................       8,427       4,105                         12,532
                                                         ---------    --------         ---------    ---------
  Total liabilities ..................................      57,491      88,787             1,500      147,778
STOCKHOLDERS' EQUITY:
Preferred stock ......................................          --          --                --           --
Common stock .........................................          73       2,961      C)    (3,025)           9
Additional paid-in capital ...........................     121,579      97,346      D)   (81,914)     137,011
Retained deficit .....................................     (76,644)    (63,680)     E)    76,644      (63,680)
                                                         ---------    --------         ---------    ---------
                                                            45,008      36,627            (8,295)      73,340
Less treasury stock, at cost .........................        (400)     (2,108)     F)     2,508           --
                                                         ---------    --------         ---------    ---------
  Net stockholders'equity ............................      44,608      34,519            (5,787)      73,340
                                                         ---------    --------         ---------    ---------
                                                         $ 102,099    $123,306         $  (4,287)   $ 221,118
                                                         =========    ========         =========    =========

----------------
A) Pro forma adjustment to record the elimination of Rally's original investment of $11,140 in Checkers common stock and the reclassification to intangibles of $11,861 of goodwill associated with Rally's investment in Checkers.

                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES

NOTE 14: PRO FORMA INFORMATION (UNAUDITED)--(CONTINUED)

B) Pro forma adjustment to accrue estimated transaction costs related to the Merger.

C) Pro forma adjustments to record the issuance of 58,377 shares of Checkers common stock in exchange for Rally's outstanding shares, $58; to eliminate the previous common stock account of Rally's, ($2,961); to eliminate the par value associated with Rally's investment in Checkers common stock, ($19) and to effect a one-for-twelve reverse split, ($103).

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

F) Pro forma adjustment to eliminate the previous treasury stock of Checkers, $400; as well as the treasury stock of Rally's, $2,108 which is cancelled as a result of the Merger.

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

                   RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES

NOTE 14: PRO FORMA INFORMATION (UNAUDITED)--(CONTINUED)

     The following unaudited pro forma condensed consolidating statement of operations sets forth certain pro forma financial information giving effect to the Merger, assuming the Merger had occurred December 29, 1997.


                                                           CHECKERS        RALLY'S
                                                          FISCAL YEAR    FISCAL YEAR
                                                             ENDED          ENDED
                                                         DECEMBER 28,   DECEMBER 28,    PRO FORMA
                                                             1998           1998       ADJUSTMENTS      MERGED
                                                        -------------- -------------- ------------- -------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total Revenues ........................................    $145,708    $144,952                       $ 290,660
                                                           --------    --------                       ---------
COSTS AND EXPENSES:
Restaurant operating costs ............................     119,416    113,782                          233,198
Advertising expense ...................................       6,921      9,853                           16,774
Other expenses ........................................         516        647                            1,163
Other depreciation and amortization ...................       2,275      2,503       H)     842           5,620
General and administrative expense ....................      13,309     13,404       I)    (380)         26,333
SFAS 121 provisions ...................................       2,953      3,362                            6,315
                                                           --------    --------                       ---------
  Total costs and expenses ............................     145,390    143,551              462         289,403
                                                           --------    --------            ----       ---------
  Operating income (loss) .............................         318      1,401             (462)          1,257
                                                           --------    --------            ----       ---------
Other income (expense):
 Interest expense .....................................      (6,007)    (7,145)                         (13,152)
 Loss (income) net of amortization on
   investment in affiliate ............................          --     (2,019)      J)   2,019              --
 Interest income ......................................         272        480                              752
                                                           --------    --------                       ---------
Loss before minority interest and income tax
  expense (benefit) ...................................      (5,417)    (7,283)           1,557         (11,143)
Minority interests in operations of joint venture .....         (73)        --                              (73)
                                                           --------    --------                       ---------
Loss before income tax expense (benefit) ..............      (5,344)    (7,283)           1,557          11,070
Income tax expense ....................................          --        252                              252
                                                           --------    --------                       ---------
Net (loss) earnings ...................................    $ (5,344)   $(7,535)          $1,557       $ (11,322)
                                                           ========    ========          ======       =========
Comprehensive (loss) earnings .........................    $ (5,344)   $(7,535)          $1,557       $ (11,322)
                                                           ========    ========          ======       =========
Net loss per common share (basic and diluted) .........    $  (0.07)   $ (0.28)                       $   (1.21)
                                                           ========    ========                       =========
Weighted average number of common shares
  (basic and diluted) .................................      73,388     27,170                 K)         9,388
                                                           ========    ========                       =========

----------------
H) Pro forma adjustment to increase the amortization of goodwill associated with the Merger.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     On May 8, 1998, the Company announced the appointment of KPMG LLP as independent auditors for the year ending December 28, 1998 thereby replacing Arthur Andersen LLP, on Form 8-K filed May 8, 1998, which is herein incorporated by reference.

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

NAME                      AGE    POSITION
----------------------   -----   -------------------------------------------------------------
William P. Foley, II      54     Chairman of the Board of Directors

James J. Gillespie        48     President, Chief Executive Officer and Director

Harvey Fattig             58     Executive Vice President and Chief Operating Officer

Joseph N. Stein (1)       38     Executive Vice President and Chief Financial Officer

Richard A. Peabody        38     Senior Vice President and Chief Financial Officer (effective
                                   April 8, 1999)

James T. Holder           40     Senior Vice President, General Counsel and Secretary

Terry N. Christensen      58     Director

Burt Sugarman             60     Director

C.Thomas Thompson         49     Director

Willie D. Davis           64     Director

David Gotterer            70     Director

Ronald B. Maggard         49     Director

Andrew F. Puzder          48     Director

----------------
(1) Mr. Stein resigned as an officer of Rally's effective April 8, 1999.

     William P. Foley, II has served as a director of the Company since November 1996 and as Chairman of the Board since October 1997. Mr. Foley has been the Chairman of the Board of Santa Barbara Restaurant Group, Inc. since July 1997. He has been the Chairman of the Board and Chief Executive Officer of Fidelity National Financial, Inc., which through its subsidiaries is a title insurance underwriting company ("Fidelity"), since its formation in 1984. Mr. Foley was also President of Fidelity from 1984 until December 31, 1994. He has been Chairman of the Board and Chief Executive Officer of Fidelity National Title Insurance Company since April 1981. Mr. Foley is also currently serving as Chairman of the Board of Directors and Chief Executive Officer of CKE Restaurants, Inc., owner, operator and franchisor of quick-service restaurants, primarily under the Carl's Jr. and Hardee's brand names, and as Chairman of the Board of Checkers Drive-In Restaurants, Inc. ("Checkers") and is a director of Micro General Corporation, Miravant Medical Technologies and Fresh Foods, Inc.

     James J. Gillespie has served as President and Chief Executive Officer of Rally's, since November 1997 and as a director of the Company and Checkers since December 1997. Mr. Gillespie has served as President of Checkers since February 1998. He served as President of the Applebee's Division of Apple South, Inc., franchisee of 254 Applebee restaurants from January to October 1997. Prior thereto, Mr. Gillespie served since 1976 in various capacities with Long John Silver's, Inc., operator and franchisor of Long John Silver's restaurants, including as Senior Vice President-Franchise Operations and, prior to that position, as Divisional Vice President, Southwest Division. Checkers and Rally's share the costs related to the employment of Mr. Gillespie and other shared executive officers. See "-- Executive Compensation" and "Compensation Committee Interlocks and Insider Participation".

     Harvey Fattig has served as Chief Operating Officer of Rally's and Checkers since March 1998. Mr. Fattig served as Regional Vice President of Long John Silver's, Inc. from March 1990 through February 1998.

     Joseph N. Stein served as Executive Vice President and Chief Financial Officer of Rally's from December 1997 to April 1999. He served as Chief Financial Officer of Checkers from January 1997 to February 1998 and as Executive Vice President and Chief Administrative Officer of Checkers from January 1997 to April 1999. From May 1995 through December 1996, Mr. Stein was Senior Vice President and Chief Financial Officer for Carl Karcher Enterprises, Inc. For more than five years prior to his employment with Carl Karcher Enterprises, Inc., Mr. Stein was Senior Vice President, Director, National Agency Operation at Fidelity National Title Company.

     Effective April 8, 1999 Richard A. Peabody was appointed Senior Vice President and Chief Financial Officer of the Company. Mr. Peabody has served as Vice President and Chief Financial Officer of Checkers since January 1998. From December 1996 to December 1997, Mr. Peabody was Chief Administrative Officer of Taco Bueno Restaurants, Inc., a subsidiary of CKE. For more than five years prior to his employment with Taco Bueno Restaurants, Inc., Mr. Peabody was Division Controller at Black-eyed Pea Management Corp.

     James T. Holder has served as Senior Vice President, General Counsel and Secretary of Rally's since December 1997 and as a Senior Vice President and General Counsel of Checkers since January 1997. He served as Chief Financial Officer of Checkers from May to December 1996 and has served as Secretary of Checkers since October 1995. Mr. Holder served as Vice President and General Counsel of Checkers from September 1995 to June 1996, as senior legal counsel for Checkers from December 1994 through April 1995 and corporate counsel from November 1993 through November 1994. Mr. Holder was engaged in the private practice of law from January 1991 to November 1993, in Tampa, Florida.

     Terry N. Christensen has served as a director of Rally's since November 1996. Mr. Christensen has been a partner in the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP since May 1988. Mr. Christensen is a director of GIANT GROUP, LTD., Checkers and MGM Grand, Inc. Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP has performed legal services for Checkers and Rally's during 1998 and will perform legal services for Checkers in 1999. Such services have related to litigation, compliance with securities laws and other business matters.

     Burt Sugarman has served as a director of Rally's since October 1997. Burt Sugarman served as the Chief Executive Officer of Rally's from 1990 and as the Chairman of the Board of Directors of Rally's from 1991, resigning from these offices in February 1994. Mr. Sugarman resumed the position of Chairman of the Board of Directors of Rally's in November 1994 and resigned such office in October 1997. Mr. Sugarman has been the Chairman of the Board, President and Chief Executive Officer of GIANT for more than the past five years. Mr. Sugarman is a Director of GIANT, Checkers, and Santa Barbara Restaurant Group, Inc.

     C. Thomas Thompson has served as a director of Rally's since November 1996 and as Vice Chairman of the Board of Directors of Checkers since December 1996. He also served as Chief Executive Officer of Checkers from December 1996 to November 1997. Mr. Thompson has been

President and Chief Operating Officer of Carl Karcher Enterprises, Inc., a wholly owned subsidiary of CKE, since October 1994 and as President of CKE since December 1984. Since 1984, Mr. Thompson has been a partner in a partnership which owns and operates 15 restaurants under the Carl's Jr. franchise system. Mr. Thompson is a director of Santa Barbara Restaurant Group.

     Willie D. Davis has served as a director of Rally's since 1994. Mr. Davis has been the President and a director of All-Pro Broadcasting, Inc., a holding company operating several radio stations, for more than the past five years. Mr. Davis currently also serves on the board of directors of Sara Lee Corporation, K-Mart Corporation, Dow Chemical Company, MGM Grand, Inc., Alliance Bank, WICOR Incorporated, Johnson Controls Incorporated, Basset Furniture Company and Strong Fund.

     David Gotterer has served as a director of Rally's since 1989. Mr. Gotterer has been a partner in the accounting firm of Mason & Company, LLP, New York, New York, for more than the past five years. Mr. Gotterer is a director and Vice Chairman of GIANT.

     Ronald B. Maggard has served as a director of Rally's since August 1997. For more than the past five years, Mr. Maggard has been President of Maggard Enterprises, Newport Beach, which owns 69 franchised Long John Silver restaurants and President of Midstate Distributing, Lexington, Kentucky, which is a Miller Distributing Company.

     Andrew F. Puzder has served as a director of Rally's since August 1997. Mr. Puzder has been Chief Executive Officer and a director of Santa Barbara Restaurant Group, Inc. since July 1997. He has served as Executive Vice President and General Counsel of CKE since February 1997 and was an Executive Vice President and General Counsel of Fidelity from January 1995 to April 1997. From March 1994 through December 1994, Mr. Puzder was a partner at the law firm of Stradling, Yocca, Carlson & Rauth. From September 1991 through March 1994, he was a partner at Lewis, D'Amato, Brisbois and Bisgaard, a law firm. Mr. Puzder is a director of Fresh Foods, Inc. and Javelin Systems, Inc.

     No family relationships exist between any of the directors of Rally's, the persons who are currently Rally's directors but not Checkers directors and the executive officers of Rally's. There are no arrangements or understandings between any director and any other person concerning service or nomination as a director.

     SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Rally's directors, officers and holders of more than 10% of Rally's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Rally's common stock and any other equity securities of Rally's. To Rally's knowledge, based solely upon a review of the forms, reports and certificates filed with Rally's by such persons, all such Section 16(a) filing requirements were complied with by such persons in 1998.

ITEM 11. EXECUTIVE COMPENSATION

     The following table is a summary of the compensation paid or accrued by Rally's and Checkers for the last three fiscal years for services in all capacities to each of the persons who qualified as a "named executive officer" under Item 402(b) of Regulation S-K. The amounts shown below are the total compensation received for services to both Rally's and Checkers. Based upon the management services agreement, Rally's and Checkers paid 49.9% and 50.1% of the 1998 compensation, excluding bonuses and relocation expenses which were incurred only by Checkers. Compensation for Mr. Stein and Mr. Holder during 1996 and 1997 was incurred only by Checkers.

                          SUMMARY COMPENSATION TABLE

                                                                                          LONG TERM
                                                                                         COMPENSATION
                                                   ANNUAL COMPENSATION                      AWARDS
                                  ----------------------------------------------------- -------------
                                                                                           RALLY'S
                                                                             OTHER        SECURITIES
                                                                            ANNUAL        UNDERLYING
                                            SALARY         BONUS         COMPENSATION      OPTIONS      ALL OTHER
NAME AND PRINCIPAL POSITION        YEAR      ($)            ($)             ($) (1)        (#) (2)     COMPENSATION
--------------------------------- ------ ----------- ----------------- ---------------- ------------- -------------
   James J. Gillespie (3)         1998    $282,500      $       --       $   45,304(4)     500,000         $
    Chief Executive Officer       1997      45,067          50,000                         300,000           --

   Harvey Fattig (5)              1998    $147,404      $       --       $       --             --         $
     Executive Vice President
     and Chief Operating Officer

   Joseph N. Stein (6)            1998    $200,000      $  150,000(7)    $       --        112,000         $
    Executive Vice President      1997     189,230              --          108,441(8)          --           --
     and Chief Financial Officer

   James T. Holder (9)            1998    $180,000      $  144,000(7)    $       --         70,000         $ --
    Senior Vice President,        1997     179,231              --               --             --           --
    General Counsel and           1996     140,350          23,077               --             --           --
    Secretary

   Richard A. Peabody (10)        1998    $124,259      $       --       $   36,836         42,000         $ --
    Senior Vice President and
     Chief Financial Officer

--------------
 (1) Certain other perquisites were provided to certain of the executives named above, but in no event did the value of the perquisites provided in any year exceed 10% of the amount of the executive's salary for that year.

 (2) The Rally's options listed were granted pursuant to the Rally's 1990 stock option plan. In December 1998, outstanding options under Rally's plans, including options granted earlier in 1998 to Mr. Stein, were cancelled and reissued. See "Option Grants in Last Fiscal Year" on the next page.

 (3) Mr. Gillespie was appointed Chief Executive Officer of Rally's and Checkers in November 1997.

 (4) Includes relocation expenses ($9,809) and travel ($34,194).

 (5) Mr. Fattig was appointed Executive Vice President and Chief Operating Officer in March 1998.

 (6) Mr. Stein was appointed Executive Vice President and Chief Financial Officer of Rally's in December 1997. He resigned as an officer of Rally's and Checkers effective April 8, 1999.

 (7) Bonuses paid to Messrs. Stein and Holder in 1998 were based on 1997 results but paid in 1998.

 (8) Consists of relocation expenses ($108,221).

 (9) Mr. Holder was appointed Senior Vice President, General Counsel and Secretary of Rally's in December, 1997.

(10) Mr. Peabody was appointed Senior Vice President and Chief Financial Officer of Rally's in April, 1999. Pursuant to the management services agreement, Mr. Peabody's compensation was also allocated between Rally's and Checkers.

OPTIONS GRANTS IN LAST FISCAL YEAR

     The following table sets forth information regarding options granted to the Named Executive Officers during fiscal 1998 pursuant to the Company's 1990 Stock Option Plan.

                                                                                                        POTENTIAL
                                                                                                   REALIZABLE VALUE AT
                                                                                                      ASSUMED ANNUAL
                                                                                                      RATES OF STOCK
                                                                                                    PRICE APPRECIATION
                                                    INDIVIDUAL GRANTS (1)                          FOR OPTION TERM (2)
                               ---------------------------------------------------------------   ------------------------
                                   NUMBER OF            % OF
                                  SECURITIES            TOTAL
                                  UNDERLYING           OPTIONS         EXERCISE
                                    OPTIONS          GRANTED TO        OR BASE
                                    GRANTED           EMPLOYEES         PRICE       EXPIRATION
NAME                                  (#)          IN FISCAL YEAR     ($/SHARE)        DATE        5% ($)       10% ($)
----------------------------   ----------------   ----------------   -----------   -----------   ----------   -----------
James J. Gillespie .........        100,000(3)           3.8%         $  1.313       8/18/08      $82,574     $209,258
                                    100,000(4)           3.8%            0.531       8/18/08       32,063       80,518
                                    300,000(4)          11.3%            0.531      11/10/07       86,739      213,098
                                    -------             ----
                                    500,000              6.8%
                                    =======             ====

Harvey Fattig ..............         56,000(3)           2.1%         $  2.531       4/27/08      $89,137     $225,891
                                     56,000(4)           2.1%            0.531       4/27/08       17,241       42,915
                                    -------             ----
                                    112,000              1.5%
                                    =======             ====

Joseph N. Stein ............         56,000(3)           2.1%         $  2.531       4/27/08      $89,137     $225,891
                                     56,000(4)           2.1%            0.531       4/27/08       17,241       42,915
                                    -------             ----
                                    112,000              1.5%
                                    =======             ====

James T. Holder ............         35,000(3)           1.3%         $  2.531       4/27/08      $55,711     $141,182
                                     35,000(4)           1.3%            0.531       4/27/08       10,775       26,822
                                    -------             ----
                                     70,000              1.0%
                                    =======             ====

Richard A. Peabody .........         21,000(3)           0.8%         $  2.531       4/27/08      $33,426     $ 84,709
                                     21,000(4)           0.8%            0.531       4/27/08        6,465       16,093
                                    -------             ====
                                     42,000              0.6%
                                    =======             ====

----------------
(1) All options were granted pursuant to the Rally's 1990 Stock Option Plan.

(2) The 5% and 10% assumed annual rates of stock price appreciation are provided in compliance with Regulation S-K under the Exchange Act. Rally's does not necessarily believe that these appreciation calculations are indicative of actual future stock option values or that the price of Rally's common stock will appreciate at such rates.

(3) Options for Mr. Gillespie were issued on August 18, 1998 while options for other executives were issued on April 27, 1998. These options were cancelled on December 15 pursuant to the issuance of repriced options.

(4) Represents reissuance of repriced options on December 15, 1998.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

     Set forth below is information with respect to options exercised by the Named Executive Officers during fiscal 1998, and the number and value of unexercised stock options held by the Named Executive Officers at the end of the fiscal year.

                                                                   NUMBER OF             VALUE OF UNEXERCISED
                                                              UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS
                                                                 AT FY-END (#)             AT FY-END ($) (1)
                                                          --------------------------- --------------------------
                          SHARES ACQUIRED       VALUE
NAME                      ON EXERCISE (#)   REALIZED ($)   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
------------------------ ----------------- -------------- --------------------------- --------------------------
James J. Gillespie .....         -0-            -0-              100,000/200,000                 -0-/-0-
Harvey Fattig ..........         -0-            -0-                   -0-/56,000                 -0-/-0-
Joseph N. Stein ........         -0-            -0-                   -0-/56,000                 -0-/-0-
James T. Holder ........         -0-            -0-                   -0-/35,000                 -0-/-0-
Richard A. Peabody .....         -0-            -0-                   -0-/21,000                 -0-/-0-

----------------
(1) Based upon the difference between the exercise price and the closing price of Rally's common stock ($.53125) as reported on the NASDAQ National Market on December 28, 1998.

COMPENSATION OF DIRECTORS

     Directors who are not employees are compensated on the basis of $10,000 per annum, paid quarterly, plus $500 for each Board meeting attended. Non-employee Directors also receive $500 for each Board meeting attended. Non-employee Directors also receive $500 for each committee meeting attended on a date other than a date on which a Board meeting is held and participate in the 1994 Stock Option Plan for Non-Employee Directors. Such Plan provides for the automatic grant to each non-employee Director upon election to the Board of Directors of a non-qualified, ten-year option to acquire 15,000 shares of the Company's Common Stock, with the subsequent automatic grant on May 11 of each year, or the anniversary of such person's election as a Director if elected after May 11, 1996, during the time such person is serving as a non-employee Director of a non-qualified, ten-year option to acquire an additional 15,000 shares of Common Stock. In addition, each non-employee Director who is elected a member of the Executive Committee is granted an additional option for 7,500 shares of Common Stock, and the Chairman of the Executive Committee is granted a third option for 20,000 shares of Common Stock upon election as Chairman. During the period each Non-Employee Director serves on the Executive Committee, such Non-Employee Director receives subsequent automatic grants of an option to purchase 7,500 shares of Common Stock (plus and additional 20,000 shares in the case of the Chairman of the Executive Committee) on May 11 of each year or the anniversary of such person's election to the Executive Committee if elected after May 11, 1996. All such options have an exercise price equal to the closing sale price of the Common Stock on the date of grant. Such options are immediately exercisable. Directors who are employees of the Company receive no extra compensation for their services as Directors.

EMPLOYMENT AND SEVERANCE AGREEMENTS

     Effective November 10, 1997, the Company, Checkers and James J. Gillespie entered into an employment agreement, pursuant to which Mr. Gillespie serves as the President and Chief Executive Officer and a Director of the Company and Checkers. The term of employment is for two years, subject to automatic renewal by the Company and Checkers for one-year periods thereafter, at an annual base salary of $282,500. Mr. Gillespie is also entitled to participate in the incentive bonus plans of the Company and Checkers. Upon execution of the employment agreement, Mr. Gillespie was granted an option to purchase 300,000 shares of Common Stock and became entitled to receive a signing bonus of $50,000. The option vests in three equal annual installments commencing on November 10, 1998; provided, that if the term of the agreement is not extended to November, 2000, the option shall become fully vested on November 10, 1999. Mr. Gillespie is entitled to choose to participate in either the Company's or Checkers's employee benefit plans and programs and is entitled to reimbursment of his reasonable moving expenses and a relocation fee of $5,000. The agreement may be terminated at any time for cause. If Mr. Gillespie is terminated without cause, he will be entitled to receive his base annual salary, and any earned unpaid bonus, through the unexpired term of the agreement, payable in a lump sum or as directed by Mr. Gillespie. Cause is defined as (i) a material default or breach under the agreement, (ii) the willful and habitual failure to perform duties under the agreement or corporate policies, or (iii) misconduct, dishonesty, insubordination or other act that has a direct, substantial and adverse effect on the reputation of the Company or Checkers or their relationship with their customers or employees. Mr. Gillespie has agreed to keep confidential all nonpublic information about the Company and Checkers during the term of his employment and for a two-year period thereafter. In addition, Mr. Gillespie has agreed that he will not, during his employment, engage in any business which is competitive with either the Company or Checkers. The Company and Checkers Santa Barbara Restaurant Group share the costs associated with this agreement. See "Compensation Committee Interlocks and Insider Participation."

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors is responsible for executive compensation decisions as described above. The Committee has been comprised of Messrs. Christensen, Foley and Gotterer since May 1996, Mr. Christensen is a partner in a law firm which provided legal services to the Company during 1998 and which will provide legal services to the Company in the future. Mr. Foley is Chairman of the Board and Chief Executive Officer of Santa Barbara Restaurant Group and CKE, which as of May 12, 1999 beneficially owned approximately 8.2% and 32.1%, respectively, of the outstanding shares of Common Stock. Mr. Gotterer serves as a director and Vice Chairman of the Board, and serves on the Compensation Committee of the Board of Directors, of GIANT, which beneficially owns approximately 11.0% of the outstanding shares of Common Stock.

     Effective November 30, 1997, the Company and Checkers entered into a management services agreement (the "Management Services Agreement") pursuant to which predominately all of the management of Checkers is providing key services to the Company, including executive management, financial planning and accounting, franchise, purchasing and human resources. In addition, the Company and Checkers share certain of their executive officers, including the Chief Executive Officer and the Chief Operating Officer. Management believes that entering into the Management Services Agreement and sharing certain executive officers will enable the Company and Checkers to take advantage of cost savings opportunities by facilitating the combination of administrative and operational functions. Management believes that the net cost of the services provided by Checkers are generally below the cost of such services if provided by the Company or a third party. The total cost of these services in 1998 was $5.6 million.

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

     On December 18, 1997, Rally's acquired approximately 19.1 million shares of Checkers' common stock pursuant to an exchange agreement, dated as of December 8, 1997, between Rally's, CKE, Fidelity, GIANT and the other parties named therein, including certain directors of Rally's and/or Checkers and members of their immediate families. Pursuant to the exchange agreement, Rally's issued an aggregate of 3,909,336 shares of Rally's common stock and 45,667 shares of series A preferred stock. The series A preferred stock was converted into 4,566,700 shares of common stock upon approval of the conversion by Rally's stockholders. The exchange ratio used to determine the number of shares of Rally's common stock to be issued pursuant to the exchange agreement (including upon conversion of the series A preferred stock) was based upon the average closing price of Rally's common stock and Checkers common stock for the five trading days preceding the public announcement of the proposed exchange on September 22, 1997. The following table sets forth the names, number of shares of Checkers common stock surrendered and the number of shares of Rally's common stock and series A preferred stock received pursuant to the exchange agreement by each person who is: (i) a director (or nominee for director); (ii) an executive officer; (iii) a beneficial owner of more than five percent of Rally's common stock; or (iv) any member of the immediate family of any of the foregoing.

                                                            RALLY'S SECURITIES RECEIVED
                                                         ---------------------------------
                                     NUMBER OF SHARES
                                    OF CHECKERS COMMON                        SERIES A
NAME                                 STOCK EXCHANGED      COMMON STOCK     PREFERRED STOCK
--------------------------------   -------------------   --------------   ----------------
CKE(1) .........................       12,754,885          2,798,080           28,619
Fidelity(1) ....................        1,680,616            368,673            3,771
GIANT(1) .......................          200,045             43,869              449
David Gotterer(2) ..............          113,438             24,838              255
Burt Sugarman(3) ...............          113,438             24,838              255
Mary Hart Sugarman(4) ..........          272,230             59,702              611
AJ Sugarman(4) .................           27,168              5,955               61
Terry Christensen(3) ...........           55,353             12,162              124
Al Sugarman(4) .................           45,353              9,925              102
William P. Foley II(3) .........          453,754             99,553            1,018
Andrew Puzder(2) ...............           45,353              9,925              102
C. Thomas Thompson(3) ..........           45,353              9,925              102

----------------
(1) Five percent stockholder.
(2) Director of Rally's.
(3) Director of Rally's and Checkers.
(4) Family member of Mr. Sugarman.

     In October 1996, the Company entered into a Consulting Agreement with CKE pursuant to which CKE is to assist and advise the Company in connection with its operations. The Consulting Agreement, which was initially scheduled to expire in February 1997, was extended to March 31, 1998. The Consulting Agreement provides for payments of $3,000 per month plus ordinary expenses. In 1998, the Company paid $45,000 to CKE pursuant to this agreement.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

     The following table sets forth, as of May 12, 1999, information as to: (a) the beneficial ownership of Rally's common stock by (i) each person serving Rally's as a director on such date, (ii) each person who qualifies as a "named executive officer" as defined in Item 402(a)(3) of Regulation S-K under the Securities Exchange Act of 1934, as amended, (iii) all current directors and executive officers of Rally's as a group and (iv) each person known to Rally's as having beneficial ownership of more than 5% of Rally's common stock.

                                                       NUMBER OF         PERCENT OF
NAME                                                  SHARES (1)         CLASS (2)
----------------------------------------------   --------------------   -----------
William P. Foley, II .........................           734,353(3)          2.5%
James J. Gillespie ...........................           100,000(4)            *
Harvey Fattig ................................            18,667(4)            *
Joseph N. Stein ..............................            45,667(5)            *
James T. Holder ..............................            11,667(4)            *
Richard A. Peabody ...........................            17,000(6)            *
Terry N. Christensen .........................           437,177(7)          1.5%
Willie D. Davis ..............................           490,000(4)          1.7%
David Gotterer ...............................           508,568(8)          1.7%
Ronald B. Maggard ............................           275,000(9)            *
Andrew Puzder ................................           265,925(10)           *
Burt Sugarman ................................         1,358,209(11)         4.6%
C. Thomas Thompson ...........................           510,125(12)         1.7%
All current directors and executive officers
  as a group (12 persons) ....................         4,772,358(13)        16.3%
CKE Restaurants, Inc. ........................        10,937,995(14)        37.3%
1700 N. Harbor Blvd.
Anaheim, CA 92801
Santa Barbara Restaurant Group, Inc. .........         2,408,874             8.2%
3938 State Street, #200
Santa Barbara, CA 93105
GIANT GROUP, LTD. ............................         3,225,618            11.0%
9000 Sunset Blvd., 16th Floor
Los Angeles, CA 90069
Citigroup Inc.(15)
153 East 53rd Street .........................         1,809,516(16)         6.0%
New York, NY 10043

----------------
 *  Less than 1%.

 (1) Based upon information furnished to Rally's by the named persons and information contained in filings with the Securities and Exchange Commission. Under the rules of the Commission, a person is deemed to beneficially own shares over which the person has or shares voting or investment power or which the person has the right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the named persons have sole voting and investment power with respect to their shares.

 (2) Based on 29,335,243 shares outstanding as of May 12, 1999. Shares subject to options or warrants exercisable within 60 days are deemed outstanding for computing the percentage of class of the persons holding options or warrants but are not deemed outstanding for computing the percentage of class for any other person.

 (3) Includes 533,000 shares underlying options and warrants.

 (4) Represents common stock underlying options.

 (5) Includes 18,667 shares underlying options. Mr. Stein resigned as an officer of Rally's effective April 8, 1999.

 (6) Includes 7,000 shares underlying options.

 (7) Includes 410,000 shares underlying options and warrants.

 (8) Includes 474,115 shares underlying options and warrants, but excludes 22,500 shares underlying options held by Mr. Gotterer, as to which shares he disclaims beneficial ownership since a business partner is entitled to the beneficial ownership of such shares upon any exercise of such options.

 (9) Includes 245,000 shares underlying options.

(10) Includes 245,000 shares underlying options.

(11) Includes 1,040,000 shares underlying options and 15,285 shares and 252,586 shares beneficially owned by Mr. Sugarman's minor child and spouse, as to which he disclaims beneficial ownership. Excludes 3,225,618 shares owned by GIANT GROUP, LTD. as to which Mr. Sugarman disclaims beneficial ownership. Mr. Sugarman is the Chairman of the Board, President & Chief Executive Officer of GIANT.

(12) Includes 490,000 shares underlying options.

(13) Includes 3,699,115 shares underlying options.

(14) Includes 9,412,507 shares held directly and 1,525,488 shares underlying warrants.

(15) Based upon a Schedule 13G, dated December 31, 1998, filed by Citigroup Inc., Associated Madison Companies, Inc., PFS Services, Inc., The Travelers Insurance Group Inc., Travelers Property Casualty Corp. and The Travelers Indemnity Company. Travelers Property Casualty Corp. is the sole stockholder of The Travelers Indemnity Company; The Travelers Insurance Group Inc. is the majority stockholder of Travelers Property Casualty Corp.; PFS Services, Inc. is the sole stockholder of The Travelers Indemnity Group Inc.; Associated Madison Companies, Inc. is the sole stockholder of PFS Services, Inc.; and Citigroup is the sole stockholder of Associated Madison Companies.

(16) Includes an unspecified number of securities entitling the holder to acquire Rally's common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     "Item 10. Executive Compensation - Compensation Interlocks and Insider Participation" is incorporated herein by reference. Christensen, Miller, Fink, Jacob, Glaser, Weil & Shapiro, LLP has performed legal services for the Company during 1998 and will perform legal services for the Company in 1999. Such services have related to compliance with securities laws, litigation and other business matters.

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

     3.0  Exhibits:

 EXHIBIT
   NO.                                              DESCRIPTION
--------   ---------------------------------------------------------------------------------------------
 3.1       Restated Certificate of Incorporation. (Filed as Exhibit 3.1 to Rally's Quarterly Report on
           Form 10-Q for the quarter ended September 29, 1996, and incorporated herein by reference.)
 3.2       Restated By-Laws. (Filed as Exhibit 3.3 to Form 8 Amendment No. 1 to Rally's Annual
           Report on Form 10-K dated September 28, 1990, and incorporated herein by reference.)
 4.1       Indenture dated as of March 1, 1993, between the Company, certain of its subsidiaries and
           PNC Bank Kentucky, Inc., as Trustee, relating to the issuance of $85,000,000 principal amount of the Company's 9 7/8% Senior Notes due 2000. (Filed as Exhibit 4.1 to Rally's
           Annual Report on Form 10-K for the year ended January 3, 1993, and incorporated herein by reference.)
 4.2       Specimen form of 9 7/8% Senior Note due 2000. (Filed as Exhibit 4.2 to Rally's Annual Report
           on Form 10-K for the year ended January 3, 1993, and incorporated herein by reference.)
 4.3       Form of Common Stock Certificate. (Filed as Exhibit 4 to Rally's Registration Statement on
           Form S-1, dated October 11, 1989, and incorporated herein by reference.)
 4.4       Form of Warrant Agreement between Rally's Hamburgers, Inc. and American Stock Transfer
           & Trust Company, as Warrant Agent, including form of Warrant Certificate (incorporated by reference to Exhibit 4.4 to Rally's Annual Report on Form 10-K for the fiscal year ended
           December 29, 1996 (the "1996 10-K")).
 4.5       Form of Warrant Agreement between Rally's Hamburgers, Inc. and CKE Restaurants, Inc., including form of Warrant Certificate (incorporated by reference to Exhibit 4.5 to the 1996
           10-K).
 4.6       First Amendment to the Indenture (incorporated by reference to Exhibit 4.6 to the 1996
           10-K).
 4.7       Other Debt Instruments -- Copies of debt instruments for which the related debt is less than
           10% of the Company's total assets will be furnished to the Commission upon request.
 4.8       Certificate of Designation for Rally's Series A Participating Preferred Stock.

  EXHIBIT
    NO.                                                DESCRIPTION
----------   ----------------------------------------------------------------------------------------------

  10.1       Indemnity Agreement between the Company and James T. Holder dated December 16,
                   1997.**
10.1.1       List of officers and directors with whom the Company has entered into indemnity agreements.**

  10.2       Amended and Restated Non-qualified Stock Option Plan. (Filed as Exhibit 10.3 to
             Amendment No. 1 to Rally's Registration Statement on Form S-1, dated October 11, 1989, and incorporated herein by reference.)*
  10.3       First Amendment to the Amended and Restated Non-qualified Stock Option Plan, dated as of
             October 26, 1989. (Filed as Exhibit 10.4 to Rally's Registration Statement on form S-1, dated
             December 29, 1989, and incorporated herein by reference.)*
  10.4       Lease between Blue Ridge Associates and the Company dated November 17, 1987. (Filed as Exhibit 10.6 to Rally's Registration Statement on Form S-1, dated October 11, 1989, and incorporated herein by reference.)
  10.5       Rally's, Inc. 1990 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.5 to the 1996 10-K).*
  10.6       Rally's Hamburgers, Inc. 1995 Stock Option Plan for Non-employee Directors. (Filed as
             Exhibit A to Rally's definitive Proxy Statement, dated June 19, 1996, for the Annual Meeting of Stockholders held on July 10, 1996, and incorporated herein by reference.)*
  10.7       Employment Agreement between the Company and Evan G. Hughes dated March 28, 1995.
             (Filed as Exhibit 10.13 to Rally's Quarterly Report on Form 10-Q for the quarter ended
             April 2, 1995, and incorporated herein by reference.)*
  10.8       Employment Agreement between the Company and Donald E. Doyle dated March 1, 1996.
             (Filed as Exhibit 10.12 to Rally's Annual Report on Form 10-K for the year ended
             December 31, 1995, and incorporated herein by reference.)*
  10.9       Supplemental Employment Agreement between the Company and Donald E. Doyle, dated
             February 11, 1997 (incorporated by reference to Exhibit 10.12 to the 1996 10-K).*
  10.10      Operating Agreement by and between Rally's Hamburgers, Inc. and Carl Karcher
             Enterprises. (Filed as Exhibit 10.43 to CKE Restaurants, Inc.'s Quarterly Report on
             Form 10-Q for the quarter ended May 20, 1996, and incorporated herein by reference.)
  10.11      Consulting Agreement by and between Rally's Hamburgers, Inc. and CKE Restaurants, Inc.
             (incorporated by reference to Exhibit 10.16 to the 1996 10-K).
  10.12      Exchange Agreement, dated as of December 8, 1997, between Rally's Hamburgers, Inc.,
             CKE, Fidelity, GIANT and the other parties named in Exhibit A thereto (incorporated by reference to Exhibit A to Rally's Statement on Schedule 13D, dated December 18, 1997.
  10.13      Management Services Agreement, dated November 30, 1997, between Checkers Drive-In
             Restaurants, Inc. and Rally's Hamburgers, Inc.*
  10.14      Employment Agreement dated November 10, 1997, between the Company, Checkers
             Drive-In Restaurants, Inc. and Jay Gillespie.*
  10.15      Certificate of Designation of Series A Participating Preferred Stock of Rally's Hamburgers,
             Inc., dated December 8, 1997.
  10.16      Form 10-K of Checkers Drive-In Restaurants, Inc. for the fiscal year ended December 29,
             1997. (Filed with the Commission on March 30, 1998, and herein incorporated by reference.)
  10.17      Form 10-K of Checkers Drive-In Restaurants, Inc. for the fiscal year ended December 28,
             1998. (Filed with the Commission on March 25, 1999, and herein incorporated by reference.)

  EXHIBIT
    NO.                                               DESCRIPTION
----------   ---------------------------------------------------------------------------------------------

10.18        Agreement and Plan of Merger dated January 29, 1999 between the Company and Checkers
             Drive-In Restaurants, Inc., as filed with the Commission as Exhibit 10.18 to the Form 10-K for the year ended December 28, 1998 of Checkers Drive-In Restaurants, Inc., is hereby incorporated by reference.

21           Subsidiaries of the Company:
             (a) Rally's of Ohio, Inc., an Ohio corporation.
             (b) Self-Service Drive-Thru, Inc., a Louisiana corporation (merged with the Company, effective December 28, 1998).
             (c) Rally's Finance, Inc., a Delaware corporation (merged with the Company, effective
                 December 28, 1998).
             (d) Rally's Management, Inc., a Kentucky corporation.
             (e) ZDT Corporation, a Missouri corporation.
             (f) RAR, Inc., a Delaware corporation (merged with the Company, effective December 28,
                 1998).
             (g) MAC1, Inc., a Delaware corporation.
             (h) Hampton Roads Foods, Inc., a Louisiana corporation.
23           Consent of KPMG LLP**
24           Consent of Arthur Andersen LLP**

27           Financial Data Schedule, as filed with the Commission as Exhibit 27 to Rally's Annual Report on Form 10-K for the year ended December 28, 1998, is hereby incorporated by reference.

----------------
 * Compensatory plan required to be filed as an exhibit pursuant to Item 14c of Form 10K.
** Filed herewith

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

                                 RALLY'S HAMBURGERS, INC.
Dated: May 28, 1999

                                 BY: /s/ RICHARD A. PEABODY
                                     -----------------------------
                                         Richard A. Peabody
                                         Senior Vice President and
                                         Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
  NO.       DESCRIPTION
-------     -----------

10.1 Indemnity Agreement between the Company and James T. Holder dated December 16, 1997.

10.1.1 List of officers and directors with whom the Company has entered into indemnity agreements.

23         Consent of KPMG LLP

24         Consent of Arthur Andersen LLP