Form 10-Q
period 1999-06-14
RALLYS HAMBURGERS INC
filed 1999-07-29
CIK 854873

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 14, 1999

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

                OUTSTANDING at July 20, 1999 - 29,335,243 shares

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

PART I       FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets
                 June 14, 1999 and December 28, 1998..........................3

             Condensed Consolidated Statements of Operations and
                 Comprehensive Income Quarter Ended June 14, 1999 and
                 June 14, 1998 and Two Quarters Ended June 14, 1999 and
                 June 14, 1998 ...............................................5

             Condensed Consolidated Statements of Cash Flows
                 Two Quarters Ended June 14, 1999 and June 14, 1998 ..........6

             Notes to Condensed Consolidated Financial Statements.............7

   Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................14

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......20

Part II        OTHER INFORMATION

   Item 1.   Legal Proceedings................................................20

   Item 2.   Changes in Securities ...........................................21

   Item 3.   Defaults Upon Senior Securities..................................21

   Item 4.   Submission of Matters to a Vote of Security Holders..............21

   Item 5.   Other Information................................................21

   Item 6.   Exhibits and Reports On Form 8-K.................................21

PART I         FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                            RALLY'S HAMBURGERS, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                              (UNAUDITED)
                                                                                JUNE 14,    DECEMBER 28,
                                                                                  1999          1998
                                                                              ----------    ------------
CURRENT ASSETS:

Cash and cash equivalents                                                       $ 10,114      $  4,601
Restricted cash                                                                    1,492         1,880
Investments                                                                           83            47
Accounts receivable, net                                                           1,938         2,597
Notes receivable, net - current portion                                              108           153
Inventory                                                                            922         1,017
Prepaid expenses and other current assets                                          1,081           310
Assets held for sale                                                               1,311         1,131
                                                                                --------      --------
    Total current assets                                                          17,049        11,736


Property and equipment, net                                                       60,277        61,914
Investment in affiliate, net of accumulated amortization                          22,117        23,001
Notes receivable, net - less current portion                                         295           375
Goodwill, net of accumulated amortization                                          8,159         8,477
Reacquired franchise and territory rights, net of accumulated amortization        11,095        11,620
Other intangibles, net of accumulated amortization                                 3,670         3,783
Other assets, net of accumulated amortization                                      1,735         2,400
                                                                                --------      --------
                                                                                $124,397      $123,306
                                                                                ========      ========


See notes to condensed consolidated financial statements

                            RALLY'S HAMBURGERS, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             (UNAUDITED)
                                                                               JUNE 14,     DECEMBER 28,
                                                                                 1999           1998
                                                                             -----------    ------------
CURRENT LIABILITIES:

Accounts payable                                                              $   6,300       $   3,686
Reserves for restaurant relocations and abandoned sites                           2,920           3,148
Accrued liabilities                                                              10,795           7,541
Current maturities of long-term debt and obligations under capital lease          1,663           1,490
                                                                              ---------       ---------
    Total current liabilities                                                    21,678          15,865

Senior notes, net of discounts                                                   52,184          55,768
Long-term debt, less current maturities                                           8,074           7,819
Obligations under capital lease, less current maturities                          5,129           5,230
Long-term reserves for restaurant relocations and adandoned sites                 2,187           2,275
Other noncurrent liabilities                                                      1,874           1,830
                                                                              ---------       ---------

    Total liabilities                                                            91,126          88,787

STOCKHOLDERS' EQUITY:

Preferred Stock, $.10 par value, authorized 5,000,000 shares,
    no shares outstanding                                                            --              --
Common stock, $.10 par value, authorized 50,000,000 shares,
    issued 29,608,688 at June 14, 1999 and
    at December 28, 1998                                                          2,961           2,961
Additional paid-in capital                                                       97,346          97,346
Retained deficit                                                                (64,928)        (63,680)
                                                                              ---------       ---------
                                                                                 35,379          36,627
Less treasury stock, at cost, 273,445 shares                                     (2,108)         (2,108)
                                                                              ---------       ---------
    Net stockholders' equity                                                     33,271          34,519
                                                                              ---------       ---------
                                                                              $ 124,397       $ 123,306
                                                                              =========       =========


See notes to condensed consolidated financial statements

                            RALLY'S HAMBURGERS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                     QUARTER ENDED              TWO QUARTERS ENDED
                                                -----------------------       -----------------------
                                                JUNE 14,       JUNE 14,       JUNE 14,       JUNE 14,
                                                  1999           1998           1999           1998
                                                --------       --------       --------       --------
REVENUES:
Restaurant sales                                $ 35,157       $ 33,173       $ 64,197       $ 64,135
Franchise revenues and fees                        1,048          1,108          1,964          2,151
Owner fee income                                     163            169            326            328
                                                --------       --------       --------       --------
    Total revenues                              $ 36,368       $ 34,450       $ 66,487       $ 66,614
                                                --------       --------       --------       --------

COSTS AND EXPENSES:
Restaurant food and paper costs                   11,025         10,503         19,594         20,550
Restaurant labor costs                            10,481         10,343         19,901         20,051
Restaurant occupancy expense                       1,814          1,664          3,583          3,216
Restaurant depreciation and amortization           1,603          1,687          3,227          3,364
Other restaurant operating expense                 3,046          2,959          5,870          5,621
Advertising expense                                2,296          2,747          4,097          4,391
Owner depreciation                                   352            145            705            281
Other depreciation and amortization                  570            541          1,141          1,168
General and administrative expenses                2,976          2,777          6,056          6,258
Loss provisions                                       --            854             --            885
                                                --------       --------       --------       --------
    Total costs and expenses                      34,163         34,220         64,174         65,785
                                                --------       --------       --------       --------

    Operating income                               2,205            230          2,313            829

OTHER INCOME (EXPENSE):
Interest income                                      112             78            300            155
Gains on bond repurchases                            197             --            454             --
Loss on investment in affiliate                     (450)          (198)          (884)          (240)
Interest expense                                  (1,672)        (1,684)        (3,357)        (3,374)
                                                --------       --------       --------       --------

Income (loss) before income tax expense              392         (1,574)        (1,174)        (2,630)
Income tax expense                                    37             26             74             52
                                                --------       --------       --------       --------

        Net income (loss)                       $    355       $ (1,600)      $ (1,248)      $ (2,682)
                                                ========       ========       ========       ========
        Comprehensive income (loss)             $    355       $ (1,600)      $ (1,248)      $ (2,682)
                                                ========       ========       ========       ========

 Net income (loss) per common share -
        (basic and diluted)                     $   0.01       $  (0.06)      $  (0.04)      $  (0.11)
                                                ========       ========       ========       ========

Weighted average number of common shares -
                    basic                         29,335         24,698         29,335         24,633
                                                ========       ========       ========       ========
                    diluted                       32,218         24,698         29,335         24,633
                                                ========       ========       ========       ========


See notes to condensed consolidated financial statements

                    RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                              QUARTER ENDED
                                                                          -----------------------
                                                                          JUNE 14,       JUNE 14,
                                                                            1999           1998
                                                                          --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $ (1,248)      $ (2,682)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                                            5,073          4,812
    Provision for losses on assets to be disposed of                            --            885
    Gains on bond repurchases                                                 (454)            --
    Amortization of bond costs and discounts                                   204            184
    Provision for bad debt                                                     210            103
    Loss, net of amortization on investment in affiliate                       884            240
    Provision for income tax                                                    74             52
Changes in assets and liabilities:
Decrease (increase) in accounts receivable                                     489         (1,598)
    Decrease in notes receivable                                                85            107
    Decrease (increase) in inventory                                            95           (104)
    (Increase) decrease in prepaid expenses and other current assets          (783)           818
    Decrease (increase) in deposits and other assets                           476            (15)
    Increase in accounts payable                                             2,614          1,940
    Increase (decrease) in accrued liabilities                               2,894         (2,223)
                                                                          --------       --------
         Net cash provided by operating activities                          10,613          2,519
                                                                          --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                        (1,234)        (1,180)
Cash paid on business purchases                                               (142)          (855)
(Increase) decrease in investments                                             (36)           311
Proceeds from sale of assets                                                     1            271
Cash paid for investments in affiliates                                         --            (32)
                                                                          --------       --------
    Net cash used in investing activities                                   (1,411)        (1,485)
                                                                          --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash                                                    388             --
Repayments of senior notes                                                  (3,158)            --
Principal payments on long-term debt and capital lease obligations            (919)          (548)
Net proceeds from issuance of common stock                                      --             55
Other equity funding                                                            --            116
                                                                          --------       --------
    Net cash used in financing activities                                   (3,689)          (377)
                                                                          --------       --------
    Net increase in cash                                                     5,513            657
CASH AT BEGINNING OF PERIOD                                                  4,601          4,008
                                                                          --------       --------
CASH AT END OF PERIOD                                                     $ 10,114       $  4,665
                                                                          ========       ========
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION---
    Interest paid, net                                                    $    817       $  3,411
                                                                          ========       ========
    Income taxes paid                                                     $    175       $     21
                                                                          ========       ========
  SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVIRIES:
     Capital lease obligations incurred                                   $    481       $     --
                                                                          ========       ========
     Notes payable incurred upon acquisition of restaurants               $    765       $    420
                                                                          ========       ========


See notes to condensed consolidated financial statements

                    RALLY'S HAMBURGERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1:            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. The operating results for the two quarters ended June 14, 1999, are not necessarily an indication of the results that may be expected for the fiscal year ending January 03, 2000. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 28, 1998. Therefore, it is suggested that the accompanying financial statements be read in conjunction with the Company's December 28, 1998 consolidated financial statements. As of December 29, 1997 the Company changed from a 13-week quarter to a 12-week quarter with the exception of the fourth quarter which will generally consist of 16 weeks. The fiscal year will end on the Monday closest to December 31st. The Company's 1999 fiscal year will include a 53rd week, thereby increasing the fourth quarter to 17 weeks.

(b) PURPOSE AND ORGANIZATION - The principal business of Rally's Hamburgers, Inc. (the "Company" or "Rally's") is the operation and franchising of Rally's restaurants. Rally's is one of the largest chains of double drive-thru restaurants in the United States. At June 14, 1999, the Rally's system included 468 restaurants in 18 states located primarily in the Midwest and the Sunbelt and are comprised of 228 Company-owned and operated restaurants and 240 franchised restaurants, including 24 Company-owned restaurants in Western markets which are operated as Rally's restaurants by CKE Restaurants, Inc. ("CKE"), a significant shareholder of the Company, under an operating agreement which began in July, 1996. Two additional Company-owned stores covered by the operating agreement have been converted to the Carl's Jr. format and are not included in the above store count. The Company's restaurants offer high quality fast food. The Company primarily serves the drive-thru and take-out segments of the quick-service restaurant industry. The Company opened its first restaurant in January 1985 and began offering franchises in November 1986. The consolidated financial statements include Rally's Hamburgers, Inc. and its wholly owned subsidiaries. Rally's Hamburgers, Inc. and its subsidiaries are collectively referred to herein, as the context requires, as "Rally's" or the "Company". All significant inter-company accounts and transactions have been eliminated. The investment in affiliate, which is 26.06% owned, represents an investment in Checkers Drive-In Restaurants, Inc. ("Checkers") and is recorded under the equity method.

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

(e) RECEIVABLES - Receivables consist primarily of franchise fees, royalties and notes due from franchisees and owner fee income and advances to the National Advertising Fund which provides broadcast creative production for use by the Company and its franchisees. Allowances for doubtful receivables were $1.1 million at June 14, 1999 and $969,000 at December 28, 1998.

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

(j) DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS - The balance sheets as of June 14, 1999 and December 28, 1998 reflect the fair value amounts which have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amounts of cash and cash equivalents, receivables, accounts payable, and long-term debt are a reasonable estimate of their fair value. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues that are not quoted on an exchange.

(k)               EARNINGS (LOSS) PER COMMON SHARE - Basic and diluted earnings
(loss) per share are calculated in accordance with the Statement of Financial Accounting Standard No. 128, "Earnings per Share." Potentially dilutive common stock warrants and options have no effect for all periods presented.

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

NOTE 2:            LIQUIDITY

                  The Company has a working capital deficit of $4.6 million at June 14, 1999. It is anticipated that the Company will continue to have a working capital deficit since approximately 86% of the Company's assets are long-term (primarily property, equipment, investment in affiliate and intangibles), and since all operating trade payables, accrued expenses, and property and equipment payables are current liabilities of the Company. At June 14, 1999, a significant portion ($52.2 million) of the Company's long-term liabilities relate to the Company's Senior Notes that mature on June 15, 2000. The Company is currently evaluating alternatives for refinancing or repaying the outstanding Senior Notes that mature in June 2000. These alternatives include a sale-leaseback transaction or additional mortgage financing. Other options include the sale of certain company-owned markets to current or new franchisees in transactions that would provide immediate funds to reduce debt and would also provide a continued source of income through future royalties. There can be no assurance that the Company will be able to satisfy the entire principal balance of the Senior Notes on the maturity date of June 15, 2000.

                  See Note 6: "Merger" for discussion of the Merger with Checkers. Checkers has a working capital deficit of $25.4 million at June 14, 1999. It is anticipated that Checkers will continue to have a working capital deficit since approximately 89% of Checkers are long-term (primarily property, equipment, and intangibles), and since all operating trade payables, accrued expenses, and property and equipment payables are current liabilities of Checkers. At June 14, 1999, a significant portion ($17.4 million) of Checkers debt relates to Checkers Restated Credit Agreement which originally was to mature on July 31, 1999. During March and April 1999, Santa Barbara Restaurant Group, Inc. ("SBRG"), a company which is an 8.2% owner of Rally's acquired approximately $4.9 million of debt due to three members of the lender group. The terms associated with the SBRG debt are identical to terms that other participants of the lender group have pursuant to the Restated Credit Agreement. On March 24, 1999, SBRG and the other remaining members of the lender group agreed to an extension of the maturity date to April 30, 2000. As of June 11, 1999, Fidelity National Financial, Inc. owned approximately 29% of the outstanding common stock of SBRG.

NOTE 3:           LONG -TERM DEBT

                  Long-term debt consists of the following:

                                                                                           JUNE 14,   DECEMBER 28,
                                                                                             1999         1998
                                                                                           --------   ------------
Mortgages payable to FFCA Acquisition Corporation secured by eight
Company-owned restaurants payable in 240 aggregate monthly installments of $40,082, including interest at 9.5%. The Company to utilized the
net proceeds of the loan to retire Senior Notes (See Note 2: "Liquidity")                  $ 4,269      $ 4,300

Notes payable to former franchise owners for acquisition of markets, secured by the related assets acquired, with maturities through May 1,
2004, bearing interest at rates ranging from 7.5% to 9%. The notes are payable
in monthly principal and interest installments ranging from $4,742 to $50,211.               4,519        4,022

Notes payable to banks, maturing at various dates through November 10,
2001, secured by property and/or equipment, bearing interest ranging from
1/2% above prime to 9.25%. The notes are payable in monthly principal and interest installments ranging from $1,531 to $13,333. Interest is payable
monthly.                                                                                       186          323

Secured notes payable to a bank used to finance equipment and/or modular buildings for franchisees (the Franchisee Loans), maturing at various dates through July 15, 2000, bearing interest at prime plus 1/2%. The notes are payable in monthly principal installments of $4,875. Interest is payable
monthly.                                                                                        49           78
                                                                                           -------      -------
                                                                                             9,023        8,723
Less current portion                                                                          (949)        (904)
                                                                                           -------      -------
                                                                                           $ 8,074      $ 7,819
                                                                                           =======      =======

NOTE 4:           RELATED PARTY TRANSACTION

                  Effective November 30, 1997, the Company entered into a Management Services Agreement, pursuant to which the management of Checkers is providing key services to the Company, including executive management, financial planning and accounting, franchise administration, purchasing and human resources. In addition, the Company and Checkers share their executive officers, including the Chief Executive Officer and the Chief Operating Officer. The total cost of these services was $3.5 million and $2.0 million during the two quarters ended June 14, 1999 and the two quarters ended June 15, 1998. This increase in costs billed by Checkers to Rally's was primarily due to the transfer of various marketing and field management personnel from Rally's to Checkers during the third quarter of 1998. Effective April 6, 1999, the Company began sharing the services of the Chief Financial Officer with Checker's.

NOTE 5:           STOCK OPTION PLANS

                  The Company currently has three stock option plans in effect; the 1990 Stock Option Plan (the Employees' Plan"), the 1990 Stock Option Plan for Non-Employee Directors (the "1990 Directors' Plan"), and the 1995 Stock Option Plan for Non-Employee Directors (the "1995 Directors' Plan"). During 1996, a total of 350,000 non-plan options were granted to five of the current directors. The options were granted at a price equal to the stock's market price on the date the grants were immediately exercisable and expire after five years.

                  The Employees Plan was amended on June 11, 1998 to increase the number of shares subject to the Plan from 3,250,000 to 5,750,000 and was further amended to enable certain employees of Checkers Drive-In Restaurants, Inc. who provide services to the Company pursuant to the Management Services Agreement that exists between the two companies to participate in the Employees' Plan.

                  Pursuant to the Employees' Plan, the Company issued options to purchase 728,800 shares at an exercise price of $2.531 on April 27, 1998 and issued options to purchase 100,000 shares at an exercise price of $1.313 on August 18, 1998.

                  Pursuant to the 1995 Directors Plan, the Company issued options to purchase 184,000 shares at an exercise price of $2.313 on May 11, 1999. The options were immediately exercisable and expire after ten years.

                  On December 15, 1998, the Company repriced the 1990 Stock Option Plan and the options issued outside of a plan. The new option price is $.531 the closing market price at December 15, 1998. As a result of this transaction 2,124,216 options in the 1990 Stock Option Plan and 1,850,000 options issued outside of a plan were cancelled and reissued at the new price.

                  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards no. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plan for employees been determined based on the fair value at the grant date for awards in the first two quarters of 1999 and the first two quarters of 1998 consistent with the provisions of SFAS No. 123, and the Company's net loss would have been increased to ($1.3 million) and ($4.3 million) respectively, on a pro forma basis. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the first two quarters of fiscal 1999 and the first two quarters of 1998, respectively: divided yield of zero percent for both periods: expected volatility of 100 and 94.8 percent, risk-free interest rates of 5.0 for the quarters ended June 14, 1999and 5.77 percent and
5.45 percent for quarters ended June 14, 1999 and expected lives of 2 years for both periods. The compensation cost disclosed above may not be representative of the effects on reported income in future quarters, for example, because options vest over several years and additional awards are made each year.

NOTE 6:           MERGER

                  On January 29, 1999, Rally's and Checkers announced the signing of a definitive merger agreement pursuant to which both companies would merge in an all stock transaction, (the "Merger"). The Merger agreement provides that each outstanding share of Rally's stock will be exchanged for 1.99 shares of Checkers stock. Immediately following the Merger, the Checkers common stock will undergo a one-for-twelve reverse split resulting in total common shares outstanding of approximately 9,387,859. In addition, each of Rally's outstanding stock options (5.7 million at June 14, 1999) will be exchanged for Checkers options at an exchange rate of 1 to 1.99. The approximate 19.1 million shares of Checkers common stock which Rally's owns will be retired following the Merger. Checkers and Rally's have each received investment bankers' opinions as to the fairness of the exchange rate used in the Merger. The transaction is subject to certain approvals, including but not limited to approval by the shareholders of Checkers and Rally's, and is expected to close August 9, 1999.

                  At June 14, 1999, Rally's owned 19,130,930 shares (26.06
percent) of the outstanding common stock of Checkers and public shareholders owned the remaining 54,277,177 shares of Checkers common stock. Checkers will issue 58,377,134 shares of its common stock to Rally's shareholders in exchange for all the outstanding common stock of Rally's (29,335,243 outstanding shares) at a 1 to 1.99 exchange ratio. After the transaction, Rally's shareholders will own 58,377,134 shares (51.8 percent of the outstanding common stock of the new Checkers) and the remaining 54,277,117 shares (48.2 percent of Checkers common stock) will then be held by then current shareholders of Checkers.

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

                   The pro forma condensed consolidating balance sheet gives effect to the issuance of 58,377,134 shares of Checkers common stock in exchange for 29,335,243 shares of Rally's common stock, based upon the per share price of Checkers common shares at $0.531 and a one-for twelve reverse split, assuming the Merger had occurred June 14, 1999:

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        CHECKERS       RALLY'S
                                                        JUNE 14,       JUNE 14,       PRO FORMA
                                                          1999           1999        ADJUSTMENTS      MERGED
                                                        --------      ---------      -----------    ---------
ASSETS:
Total current assets                                      11,270         17,049             --         28,319
Property and equipment, net                               76,994         60,277                        137,271
Investment in affiliate, including net goodwill
    of $11,572 after accumulated amortization                 --         22,117     A) (22,117)            --
Intangibles, net of accumulated amortization               9,710         22,924     G)  20,113         52,747
Other assets, net of accumulated amortization              1,228          2,030             --          3,258
                                                        --------      ---------       --------      ---------
                                                        $ 99,202      $ 124,397       $ (2,004)     $ 221,595
                                                        ========      =========       ========      =========
LIABILITIES:
Current liabilities                                       36,695         21,678     B)   1,500         59,873
Senior notes, net of discount, less current maturities        --         52,184                        52,184
Long-term debt and capital lease obligations, less
    current maturities                                    11,560         13,203                        24,763
Minority interests in joint ventures                         586             --                           586
Other long-term liabilities                                8,036          4,061                        12,097
                                                        --------      ---------       --------      ---------
      Total  liabilities                                  56,877         91,126          1,500        149,503

STOCKHOLDERS' EQUITY:
Preferred stock                                               --             --             --             --
Common stock                                                  73          2,961     C)  (3,025)             9
Additional paid-in capital                               121,579         97,346     D) (81,914)       137,011
Retained deficit                                         (78,927)       (64,928)    E)  78,927        (64,928)
                                                        --------      ---------       --------      ---------
                                                          42,725         35,379         (6,012)        72,092
Less treasury stock, at cost                                (400)        (2,108)    F)   2,508             --
                                                        --------      ---------       --------      ---------
    Net stockholders' equity                              42,325         33,271         (3,504)        72,092
                                                        --------      ---------       --------      ---------
                                                        $ 99,202      $ 124,397       $ (2,004)     $ 221,595
                                                        ========      =========       ========      =========


A) Pro forma adjustment to record the elimination of Rally's original investment of $10,545 in Checkers common stock and the reclassification to intangibles of $11,572 of goodwill associated with Rally's investment in Checkers.
B) Pro forma adjustment to accrue estimated transaction costs related to the Merger.
C) Pro forma adjustments to record the issuance of 58,377 shares of Checkers common stock in exchange for Rally's outstanding shares, $58; to eliminate the previous common stock account of Rally's, ($2,961); to eliminate the par value associated with Rally's investment in Checkers common stock, ($19); and to effect a one-for-twelve reverse split, ($103).
D) Pro forma adjustments, in accordance with reverse acquisition accounting, to record the fair value of the outstanding 54,277 shares of common stock of Checkers valued at $0.531 per share, $28,767 which is net of related par value; eliminate the previous treasury stock of Rally's, ($2,108); eliminate the previous additional paid-in capital account of Checkers, ($121,579); to reduce additional paid in capital for the par value of the 58,377 shares issued to Rally's shareholders, ($58); to eliminate the previous common stock account of Rally's, $2,961; to attribute a $10,000 estimated fair value to the outstanding Checkers stock options and warrants, and effect a one-for-twelve reverse split, $103.
E) Pro forma adjustments to record the elimination of the retained deficit account of Checkers.
F) Pro forma adjustment to eliminate the previous treasury stock of Checkers, $400, as well as the treasury stock of Rally's, $2,108 which is cancelled as a result of the Merger.
G) Pro forma adjustment to record goodwill of $8,541 associated with the Merger and the reclassification of $11,572 of goodwill associated with Rally's original investment in Checkers (see A).

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

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             CHECKERS        RALLY'S
                                                          TWO QUARTERS    TWO QUARTERS
                                                              ENDED           ENDED          PRO FORMA
                                                          JUNE 14, 1999   JUNE 14, 1999     ADJUSTMENTS      MERGED
                                                          -------------   -------------     -----------     ---------
TOTAL REVENUES                                               $ 65,779        $ 66,487                       $ 132,266
                                                             --------        --------         -------       ---------

COSTS AND EXPENSES:
Restaurant operating costs                                     54,707          52,175                         106,882
Advertising expense                                             4,066           4,097                           8,163
Other expenses                                                    160             705                             865
Other depreciation and amortization                               907           1,141       H)    388           2,436
General and administrative expense                              6,142           6,056       I)   (176)         12,022
SFAS 121 provisions                                                22              --                              22
                                                             --------        --------         -------       ---------
          Total cost and expenses                              66,004          64,174             212         130,390
                                                             --------        --------         -------       ---------

          Operating (loss) income                                (225)          2,313            (212)          1,876

Other income (expense):
          Interest income                                         106             300                             406
          Gains on bond repurchases                                --             454                             454
          Loss on investment in affiliate                          --            (884)      J)    884              --
          Interest expense                                     (2,350)         (3,357)                         (5,707)
                                                             --------        --------         -------       ---------

Loss before minority interest, income taxes                    (2,469)         (1,174)            672          (2,971)

Minority interests in (losses) earnings                          (186)             --                            (186)
                                                             --------        --------         -------       ---------

Loss before income taxes                                       (2,283)         (1,174)            672          (2,785)

Income taxes                                                       --              74                              74
                                                             --------        --------         -------       ---------

Net (loss) earnings                                          $ (2,283)       $ (1,248)        $   672       $  (2,859)
                                                             ========        ========         =======       =========

Comprehensive (loss) earnings                                $ (2,283)       $ (1,248)        $   672       $  (2,859)
                                                             ========        ========         =======       =========

Net (loss) income per common share (basic and diluted)       $  (0.03)       $  (0.04)                      $   (0.30)
                                                             ========        ========                       =========

Weighted average number of common shares
       (basic and diluted)                                     73,408          29,335                      K)   9,388
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

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          CHECKERS        RALLY'S
                                                        FISCAL YEAR     FISCAL YEAR
                                                           ENDED            ENDED
                                                        DECEMBER 28,     DECEMBER 28,       PRO FORMA
                                                            1998             1998          ADJUSTMENTS        MERGED
                                                        ------------     ------------      -----------      ---------
TOTAL REVENUES                                           $ 145,708        $ 144,952                         $ 290,660
                                                         ---------        ---------         --------        ---------

COSTS AND EXPENSES:
Restaurant operating costs                                 119,416          113,782                           233,198
Advertising expense                                          6,921            9,853                            16,774
Other expenses                                                 516              647                             1,163
Other depreciation and amortization                          2,275            2,503      H)      842            5,620
General and administrative expense                          13,309           13,404      I)     (380)          26,333
SFAS 121 provisions                                          2,953            3,362                             6,315
                                                         ---------        ---------         --------        ---------
          Total cost and expenses                          145,390          143,551              462          289,403
                                                         ---------        ---------         --------        ---------

          Operating income (loss)                              318            1,401             (462)           1,257

Other income (expense):
          Interest income                                      272              480                               752
          Loss on investment in affiliate                       --           (2,019)     J)    2,019               --
          Interest expense                                  (6,007)          (7,145)              --          (13,152)
                                                         ---------        ---------         --------        ---------

Loss before minority interest and income tax
         expense (benefit)                                  (5,417)          (7,283)           1,557          (11,143)
Minority interests in operations of joint ventures             (73)              --                               (73)
                                                         ---------        ---------         --------        ---------

Loss before income tax expense (benefit)                    (5,344)          (7,283)           1,557          (11,070)
Income tax expense (benefit)                                    --              252                               252
                                                         ---------        ---------         --------        ---------

Net (loss) earnings                                         (5,344)          (7,535)           1,557          (11,322)
                                                         =========        =========         ========        =========

Comprehensive (loss) earnings                            $  (5,344)       $  (7,535)        $  1,557        $ (11,322)
                                                         =========        =========         ========        =========

Net loss per common share (basic and diluted)            $   (0.07)       $   (0.28)                        $   (1.21)
                                                         =========        =========                         =========

Weighted average number of common shares
          (basic and diluted)                               73,388           27,170                       K)    9,388
                                                         =========        =========                         =========


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

                  The principal business of Rally's Hamburgers, Inc. (the "Company", "Rally's") is the operation and franchising of Rally's restaurants. At June 14, 1999, the Rally's system included 468 restaurants, comprised of 228 Company-owned and operated, 240 franchised restaurants, including 25 Company-owned restaurants in Western markets which are operated as Rally's restaurants by CKE Restaurants, Inc. ("CKE"), a significant shareholder of the Company, under an operating agreement which began in July, 1996. Two additional Company-owned stores covered by the operating agreement have been converted to the Carl's Jr. format and are not included in the above store count.

                  On January 29, 1999, Rally's and Checkers Drive-In Restaurants, Inc. ("Checkers") announced the signing of a definitive merger agreement pursuant to which both companies would merge in an all stock transaction (the "Merger"). The Merger agreement provides that each outstanding share of Rally's stock will be exchanged for 1.99 shares of Checkers stock. The approximate 19.1 million shares of Checkers common stock which Rally's owns will be retired following the Merger. Subject to shareholder approval, the companies expect to complete the Merger effective August 9, 1999. See Note 6 to the condensed consolidated financial statements.

                  On November 30, 1997, a Management Services Agreement was established between Rally's and Checkers pursuant to which Checkers is providing accounting, information technology and other management services to Rally's. At the same time, a new management team was hired to provide the operational and functional expertise necessary to explore the opportunities and potential synergies available to both companies. The relationship between Rally's and Checkers provided reductions in general and administrative expenses for both companies. Rally's corporate office in Louisville, Kentucky was closed in January 1998 as were various regional offices of both companies. The Management Services Agreement also provided for the supervision of both Checkers and Rally's operations by a single Regional Vice President, which increased spans of control with fewer personnel. Rally's general and administrative expenses during the quarter were approximately $199,000 below the same quarter of the prior year. The number of markets that contain both Checkers and Rally's units is limited and no markets in which either company utilizes broadcast media is shared. Therefore, the companies combined their advertising creative and media buying with one agency in August of 1998 which resulted in similar commercials running for both companies with savings of agency fees and production costs. Although both companies have benefited greatly by participating in the purchasing cooperative with CKE, further savings were realized during the year as product specifications were matched where possible.

                  Comparable store sales at Rally's were 5.8% above the same quarter of the prior year. The Company continues to benefit from the introduction of a two-patty platform that has enabled the Company to offer a lower priced burger to the price conscious consumer while also offering the new Super Rallyburger to customers desiring a premium product. Offering a lower priced burger with a smaller patty has enabled the Company to remain competitive at the $0.99 price point while controlling food and labor costs at the same time.

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

RESULTS OF OPERATIONS

         The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's condensed consolidated statements of operations and operating data for the periods indicated:

                                                                  QUARTER ENDED              TWO QUARTERS ENDED
                                                                   (UNAUDITED)                  (UNAUDITED)
                                                             -----------------------       -----------------------
                                                             JUNE 14,       JUNE 14,       JUNE 14,       JUNE 14,
                                                               1999           1998           1999           1998
                                                             --------       --------       --------       --------
REVENUES
    Restaurant sales                                           96.7%          96.3%          96.6%          96.3%
    Franchise revenues and fees                                 2.9%           3.2%           3.0%           3.2%
    Owner fee income                                            0.4%           0.5%           0.5%           0.5%
                                                              -----          -----          -----          -----
        Total  revenues                                         100%           100%           100%           100%
                                                              -----          -----          -----          -----
COSTS AND EXPENSES
    Restaurant food and paper costs (1)                        31.4%          31.7%          30.5%          32.0%
    Restaurant labor costs (1)                                 29.8%          31.2%          31.0%          31.3%
    Restaurant occupancy expense (1)                            5.2%           5.0%           5.6%           5.0%
    Restaurant depreciation and amortization (1)                4.6%           5.1%           5.0%           5.2%
    Other restaurant operating expenses (1)                     8.7%           8.9%           9.1%           8.8%
    Advertising expense (1)                                     6.5%           8.3%           6.4%           6.8%
    Owner depreciation (2)                                    216.1%          85.8%         216.1%          85.7%
    Other depreciation and amortization                         1.6%           1.6%           1.7%           1.8%
    General and administrative expense                          8.2%           8.1%           9.1%           9.4%
    Loss provisions                                             0.0%           2.5%           0.0%           1.3%
                                                              -----          -----          -----          -----
       Operating income                                         6.1%           0.7%           3.5%           1.2%
                                                              -----          -----          -----          -----
OTHER INCOME (EXPENSE)
    Interest income                                             0.3%           0.2%           0.5%           0.2%
    Gains on bond repurchases                                   0.5%            --            0.7%            --
    Loss on investment in affiliate                             1.2%           0.6%           1.3%           0.4%
    Interest expense                                           (4.6)%         (4.9)%         (5.0)%         (5.1)%
                                                              -----          -----          -----          -----
    Loss before income tax expense                              1.1%          (4.6)%         (1.8)%         (3.9)%
    Income tax expense                                          0.1%           0.1%           0.1%           0.1%
                                                              -----          -----          -----          -----
        Net loss                                                1.0%           4.6%          (1.9)%          4.6%
                                                              =====          =====          =====          =====
(1)  As a percent of restaurant sales.
(2) As a percent of owner fee income.

Number of restaurants (system-wide):
    Restaurants open at the beginning of period                 469            478            475            477
                                                              -----          -----          -----          -----
    Company restaurants opened (closed or transferred),
          net during period                                       3              1              2              1
     Franchised restaurants opened (closed or transferred),
           net during period                                     (4)             5             (9)             6
                                                              -----          -----          -----          -----
     Total restaurants opened (closed or transferred),
           net during period                                     (1)             6             (7)            (1)
                                                              -----          -----          -----          -----
     Total restaurants open at end of period                    468            484            468            484
                                                              =====          =====          =====          =====

COMPARISON OF HISTORICAL RESULTS - QUARTER ENDED JUNE 14, 1999 AND QUARTER ENDED JUNE 14, 1998

                  REVENUES. Total revenue for the quarter ended June 14, 1999 of $36.4 million reflects a increase of $1.9 million from the revenue of $34.5 million that was recognized for the quarter ended June 14, 1998. Comparable store sales for Company-owned restaurants increased 5.8% compared to the same twelve weeks of the prior year. Comparable Company-owned restaurants are those continuously open during both reporting periods.

                  COSTS AND EXPENSES. Restaurant food and paper cost decreased to 31.4% of restaurant sales in the quarter ended June 14, 1999 compared to 31.7% of restaurant sales in the quarter ended June 14, 1998. The decrease is due primarily to the introduction of the two-patty platform that utilizes a smaller hamburger patty for the value conscious customer.

                  Restaurant labor costs, which includes restaurant employees' salaries, wages, benefits and related taxes decreased to 29.8% of restaurant sales for the quarter ended June 14, 1999 compared to 31.2% of restaurant sales for the quarter ended June 14, 1998. This decrease is due primarily to the impact of operating at a higher sales levels.

                  Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance totaled $1.8 million or 5.2% of restaurant sales for the quarter ended June 14, 1999 compared to $1.7 million or 5.0% of restaurant sales for the quarter ended June 14, 1998. The dollar increase is due primarily to increased insurance and rental costs.

                  Restaurant depreciation and amortization decreased to $1.6 million for the quarter ended June 14, 1999 compared to $1.7 million for the quarter ended June 14, 1998. This decrease was due to certain assets becoming fully depreciated since the end of the quarter ended June 14, 1998 and the net reduction of two units since that time period.

                  Other restaurant operating expenses include all other restaurant level operating expenses other than food and paper costs, labor and benefits, rent and other occupancy costs and specifically includes utilities, maintenance and other costs. These expenses totalled $3.0 million or 8.7% of restaurant sales for the quarter ended June 14, 1999 compared to $3.0 million or 8.9% of restaurant sales during the quarter ended June 14, 1998. This decrease as a percent of net restaurant sales is primarily due to the efficiencies gained by operating at a higher sales level.

                  Advertising expense decreased to $2.3 million or 6.5% of restaurant sales for the quarter ended June 14, 1999 compared to $2.7 million or 8.3% of restaurant sales for the quarter ended June 14, 1998. The decrease is due to reduced television spending and agency fees in the current fiscal quarter as compared to the comparable second quarter in the prior year.

                  Owner expenses of $352,000 for the quarter ended June 14, 1999 represent the Company's segregated ownership cost related to the 25 units operated by CKE. These expenses, consisting primarily of depreciation and amortization associated with the properties, have increased by $207,000 from the quarter ended June 14, 1998 due to a reduction in the estimated lives of the underlying assets.

                  The loss on investment in affiliate of $450,000 for the quarter ended June 14, 1999 and $199,000 for the quarter ended June 14, 1998 represents the Company's share of the income (loss) of Checkers and the amortization of related goodwill.

                  General and administrative expenses were $3.0 million for the quarter ended June 14, 1999 compared to $2.8 million for the quarter ended June 14, 1998. This increase is due to additional recruiting, relocation and training costs incurred during the second quarter of 1999.

                  INTEREST EXPENSE. Interest expense was $1.7 million for the quarter ended June 14, 1999 and $1.7 million for the quarter ended June 14, 1998.

                  INTEREST INCOME. Interest income increased by $34,000 for the quarter ended June 14, 1999 to $112,000 compared to $78,000 for the quarter ended June 14, 1998 due to increases in the average daily invested amounts.

                  INCOME TAX. The Company's net tax provision for both quarters represents estimated state income taxes expected to be payable for both years. The Company has continued not recording a net tax benefit for the current book losses due to uncertainty of their ultimate realization.

COMPARISON OF HISTORICAL RESULTS - TWO QUARTERS ENDED JUNE 14, 1999 AND TWO QUARTERS ENDED JUNE 14, 1998

                  REVENUES. Total revenue for the two quarters ended June 14, 1999 of $66.5 million reflects a decrease of $126,000 from the revenue of $66.6 million that was recognized for the two quarters ended June 14, 1998. Comparable store sales for Company-owned restaurants remained consistent with the same 24 weeks of the prior year. Comparable Company-owned restaurants are those continuously open during both reporting periods.

                  COSTS AND EXPENSES. Restaurant food and paper cost decreased to 30.5% of restaurant sales in the two quarters ended June 14, 1999 compared to 32.0% of restaurant sales in the two quarters ended June 14, 1998. The decrease is due primarily to the introduction of the two-patty platform that utilizes a smaller hamburger patty for the value conscious customer enabling the Company to increase margins on lower priced menu items.

                  Restaurant labor costs, which includes restaurant employees' salaries, wages, benefits and related taxes decreased $150,000 to 31.0% of restaurant sales for the two quarters ended June 14, 1999 compared to 31.3% of restaurant sales for the two quarters ended June 14, 1998.

                  Restaurant occupancy expense, which includes rent, property taxes, licenses and insurance totaled $3.6 million or 5.6% of restaurant sales for the two quarters ended June 14, 1999 compared to $3.2 million or 5.0% of restaurant sales for the two quarters ended June 14, 1998. The dollar increase is due primarily to increased insurance and rental costs.

                  Restaurant depreciation and amortization decreased to $3.2 million for the two quarters ended June 14, 1999 compared to $3.4 million for the two quarters ended June 14, 1998. This decrease was due to certain assets becoming fully depreciated since the end of the two quarters ended June 14, 1998 and the net reduction of two units since that time period.

                  Other restaurant operating expenses include all other restaurant level operating expenses other than food and paper costs, labor and benefits, rent and other occupancy costs and specifically includes utilities, maintenance and other costs. These expenses increased to $5.9 million or 9.1% of restaurant sales for the two quarters ended June 14, 1999 compared to $5.6 million or 8.8% of restaurant sales during the two quarters ended June 14, 1998, due to increased repair and maintenance expenditures.

                  Advertising expense decreased to $4.1 million or 6.4% of restaurant sales for the two quarters ended June 14, 1999 compared to $4.4 million or 6.8% of restaurant sales for the two quarters ended June 14, 1998. The decrease is due to reduced television and radio spending and lower agency fees in the current two quarters as compared to the comparable first two quarters in the prior year.

                  Owner expenses of $705,000 for the two quarters ended June 14, 1999 represent the Company's segregated ownership cost related to the 25 units operated by CKE. These expenses, consisting primarily of depreciation and amortization associated with the properties, have increased by $424,000 from the two quarters ended June 14, 1998 due to a reduction in the estimated lives of the underlying assets.

                  The loss on investment in affiliate of $884,000 for the two quarters ended June 14, 1999 and $241,000 for the two quarters ended June 14, 1998 represents the Company's share of the income (loss) of Checkers and the amortization of related goodwill.

                  General and administrative expenses were $6.1 million for the two quarters ended June 14, 1999 compared to $6.3 million for the two quarters ended June 14, 1998. This reduction is due to additional savings associated with the Management Services Agreement with Checkers which gained the most significant effect in the middle of the first quarter of 1998.

                  INTEREST EXPENSE. Interest expense was $3.4 million for the two quarters ended June 14, 1999 and $3.4 million for the two quarters ended June 14, 1998.

                  INTEREST INCOME. Interest income increased by $145,000 for the two quarters ended June 14, 1999 to $300,000 compared to $155,000 for the two quarters ended June 14, 1998 due to increases in the average daily invested amounts.

                  INCOME TAX. The Company's net tax provision for both quarters represents estimated state income taxes expected to be payable for both years. The Company has continued not recording a net tax benefit for the current book losses due to uncertainty of their ultimate realization.

LIQUIDITY AND CAPITAL RESOURCES

                  Rally's cash flow from operating activities was approximately $10.6 million for the two quarters ended June 14, 1999 compared with $2.5 million for the two quarters ended June 15, 1998. The notable increase from 1998 to 1999 resulted primarily from reduced net losses and increased balances in accounts payable and accrued liabilities compared to the prior year.

                  Capital expenditures of approximately $1.2 million for the two quarters ended June 14, 1999 were funded primarily through cash flow from operations. Approximately $224,000 of these expenditures were for the construction or conversion of new stores in 1999. Additionally, in 1999, $212,000 was spent to add dining rooms to test units. Remaining capital expenditures in 1999 of $799,000 were primarily for the purchase and installation of certain replacement equipment.

                  During 1998 and prior to December 18, 1998, Rally's repurchased on the open market approximately $1.7 million face value of its Senior Notes at an average price of $887.90 per $1,000 principal amount. During the third quarter of 1998, the Company completed the required mandatory sinking fund payment due June 15, 1999 calculated to retire 33 1/3% in aggregate original principal amount of the Senior Notes. On December 18, 1998, Rally's entered into a $4.3 million mortgage transaction with FFCA Acquisition Corporation pursuant to which eight fee-owned properties were mortgaged. The terms of the transaction include a stated interest rate of 9.5% on the unpaid balance over a 20 year term with monthly payments totaling approximately $40,000. Rally's is required to utilize the entire net proceeds to reduce the Senior Notes. Purchases on the open market were initiated immediately after the mortgage was finalized and will be completed as notes become available on the open market. As of June 14, 1999, the Company had utilized $3.9 million of the proceeds to repurchase $4.5 million face value of the Senior Notes.

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

                  On July 1, 1996, Rally's entered into a ten-year operating agreement with Carl Karcher Enterprises, Inc., a subsidiary of CKE Restaurants, Inc. (collectively referred to as "CKE"). Pursuant to the agreement, 27 (2 of which have been converted to a Carl's Jr. format) Rally's-owned restaurants located in California and Arizona are being operated by CKE. The Company retains ownership in the restaurants and receives from CKE a percentage of gross revenues referred to in the financial statements as owner fee income. This income is offset by the Company's segregated ownership costs related to these units, referred to as owner depreciation in the financial statements and consists primarily of noncash expenses of depreciation and amortization. The agreement has improved cash flow, generating approximately $714,000 in 1998 and $326,000 in the two quarters ended June 14, 1999.

                  The Company has a working capital deficit of $4.6 million at June 14, 1999. It is anticipated that the Company will continue to have a working capital deficit since approximately 86% of the Company's assets are long-term (primarily property, equipment, investment in affiliate and intangibles), and since all operating trade payables, accrued expenses, and property and equipment payables are current liabilities of the Company. At June 14, 1999, a significant portion ($52.2 million) of the Company's long-term liabilities relate to the Company's Senior Notes that mature on June 15, 2000. The Company is currently evaluating alternatives for refinancing or repaying the outstanding Senior Notes that mature in June 2000. These alternatives include a sale-leaseback transaction or additional mortgage financing. Other options include the sale of certain company-owned markets to current or new franchisees in transactions that would provide immediate funds to reduce debt and would also provide a continued source of income through future royalties. There can be no assurance that the Company will be able to satisfy the entire principal balance of the Senior Notes on the maturity date of June 15, 2000.

                  On January 29, 1999, Rally's and Checkers Drive-In Restaurants, Inc. ("Checkers") announced the signing of a definitive merger agreement pursuant to which both companies would merge in an all stock transaction (the "Merger"). The Merger agreement provides that each outstanding share of Rally's stock will be exchanged for 1.99 shares of Checkers stock. The approximate 19.1 million shares of Checkers common stock which Rally's owns will be retired following the Merger. Subject to shareholder approval, the companies expect to complete the Merger effective August 9, 1999. See Note 6: "Merger" to the condensed consolidated financial statements for discussion of the Merger with Checkers.

                  Checkers has a working capital deficit of $25.4 million at June 14, 1999. It is anticipated that Checkers will continue to have a working capital deficit since approximately 89% of Checkers assets are long-term (primarily property, equipment, and intangibles), and since all operating trade payables, accrued expenses, and property and equipment payables are current liabilities of Checkers. At June 14, 1999, a significant portion ($17.4 million) of Checkers debt relates to Checkers Restated Credit Agreement which originally was to mature on July 31, 1999. During March and April 1999, Santa Barbara Restaurant Group, Inc. ("SBRG"), a company which is an 8.2% owner of Rally's acquired approximately $4.9 million of debt due to three members of the lender group. The terms associated with the SBRG debt are identical to terms that other participants of the lender group have pursuant to the Restated Credit Agreement. On March 24, 1999, SBRG and the other remaining members of the lender group agreed to an extension of the maturity date to April 30, 2000. As of June 11, 1999, Fidelity National Financial, Inc. owned approximately 29% of the outstanding common stock of SBRG.

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

                  Administrative services such as accounting and payroll are provided to Rally's by Checkers. Checkers utilizes accounting software packages such as Lawson (general ledger/accounts payable) and Cyborg (payroll) that require periodic upgrades to benefit from the latest modifications to the programs. Typically, all releases of such upgrades must be implemented, eliminating a company's ability to move directly to the most recent release. During 1998, Checkers successfully implemented all required releases of both Lawson and Cyborg that preceded the Year 2000 compliant release. The consulting, training and implementation required for the next Lawson and Cyborg upgrades are underway with targeted implementation dates during the third quarter of 1999 at a total cost to Rally's of approximately $75,000. Costs of replacing certain desktop computers and other required modifications at the corporate office are not expected to exceed $70,000. Pursuant to the Management Services Agreement that exists between Rally's and Checkers, the costs of compliance of shared corporate office systems are allocated between the two companies. The upgrade of corporate office systems is approximately 75% complete and should be finalized by September 30, 1999.

                  An assessment of the computer systems utilized at the store level has also been completed. While the cash registers that are used for each transaction are Year 2000 compliant, the back-office computer and related software is not. The back-office computer is utilized for capturing and controlling such items as payroll and food cost and is required to sustain communication of this and other data to the corporate office. The Company has purchased new computer systems and has begun the installation of the software currently utilized by the Checkers restaurants. Completion of the rollout is expected by September 30, 1999. The estimated cost of the project is approximately $500,000.

                  Rally's is continuing to identify third parties that must be Year 2000 compliant to ensure the continued success of our operations. Letters requesting written verification of compliance have been set to companies that provide financial services, utilities, inventory preparation and distribution and other key services. Rally's has not been notified of any anticipated Year 2000 related failures by these third parties but it can not be assured that all such entities will be operating on January 1, 2000. The distribution centers that deliver products to the restaurants maintain an adequate inventory to supply items for approximately three weeks. If suppliers are unable to deliver product to the distribution centers due to Year 2000 or other plant malfunctions, alternative suppliers are currently identified that could deliver product that matches Rally's specifications. Rally's has obtained verification of Year 2000 compliance from its primary distributor. If documentation of Year 2000 compliance is not received from financial institutions by November 1, 1999, Rally's will transfer its banking relationships to other banks at an incremental cost not expected to exceed $100,000. No contingency plans are available if the utility services for the restaurants are interrupted due to Year 2000 failures.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

ITEM 5.       OTHER INFORMATION

                  NASDAQ MINIMUM REQUIREMENTS-SHARE PRICE UNDER $1.00

                  In November, 1998, Rally's received notice from NASDAQ that delisting could occur on February 22, 1999 if the Company's common stock failed to maintain a closing bid greater than or equal to $1.00 for ten consecutive trading days during the subsequent 90 day period. The Company's common stock price did not meet that criteria and management requested and was granted an oral hearing to present a plan of action to NASDAQ to regain compliance with this standard. The plan of action included the merger with Checker's Drive-In Restaurants, Inc. and a subsequent one-for-twelve reverse stock split of the new stock. On June 18, 1999, the Company was notified by NASDAQ that its listing would be continued through August 9, 1999, the anticipated closing date of the merger.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

              27              Financial Data Schedule

(b)      Reports on 8-K:

         The following report on Form 8-K was filed during the quarter ended June 14, 1999:

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



                               RALLY'S HAMBURGERS, INC.
                               ------------------------
                                      (Registrant)




Date:  July 29, 1999           By: /s/ RICHARD A. PEABODY
                                  ----------------------------------
                               Richard A. Peabody
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                             JUNE 14, 1999 FORM 10-Q
                            RALLY'S HAMBURGERS, INC.
                                  EXHIBIT INDEX




EXHIBIT NO.              EXHIBIT DESCRIPTION
-----------              -------------------

     27         Financial Data Schedule (included in electronic filing only).